Form 10QSB
period 1997-03-31
ENERGY SEARCH INC
filed 1997-05-14
CIK 932181

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

  [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

        For the Transition Period From _____________ to ______________

                         -----------------------------

                  Commission File Number ____________________

                          ENERGY SEARCH, INCORPORATED


                 TENNESSEE                          62-1423071


      280 FORT SANDERS WEST BLVD., SUITE 200, KNOXVILLE, TENNESSEE  37922

                                (800) 551-5810


Check mark whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No  [_]

     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 (March 31, 1997)
                                                   ---------

           Traditional Small Business Disclosure Format (check one):
                                 Yes [X]  No  [_]

================================================================================

                          ENERGY SEARCH, INCORPORATED

PART I

FINANCIAL INFORMATION                                                       PAGE

ITEM 1      FINANCIAL STATEMENTS

            BALANCE SHEETS AT MARCH 31, 1997 AND                             2
            DECEMBER 31, 1996

            STATEMENTS OF OPERATIONS
            THREE-MONTH PERIODS ENDED
            MARCH 31, 1997 AND MARCH 31, 1996                                4

            STATEMENTS OF CASH FLOWS
            THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND                     5
            MARCH 31, 1996

            NOTES TO FINANCIAL STATEMENTS                                    6

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    6


PART II

OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS                                               10

ITEM 2      CHANGES IN SECURITIES                                           10

ITEM 5      OTHER INFORMATION                                               11

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K                                17

ITEMS 3 AND 4 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS

ENERGY SEARCH, INCORPORATED


                                          March 31,    December 31,
                                            1997          1996*
                                         (Unaudited)
                                        ----------------------------

ASSETS

CURRENT ASSETS
     Cash and cash equivalents            $ 5,395,216    $    51,067
     Accounts receivable                       99,110        111,376
     Due from related partnerships, net       165,346        621,865
     Other current assets                     123,059        121,067
                                          -----------    -----------

                Total current assets        5,782,731        905,375

OIL AND GAS PROPERTIES, USING
SUCCESSFUL EFFORTS ACCOUNTING
     Proved properties                        458,341        420,040
     Unproved properties                      190,439        186,159
     Intangible drilling costs                485,598
     Wells and related equipment            5,825,328      5,591,760
     Less accumulated depreciation,
      depletion and amortization           (2,823,980)    (2,751,099)
                                          -----------    -----------

          Net oil and gas properties        4,135,726      3,446,860

OTHER ASSETS
     Other property and equipment, net        204,426        194,668
     Investments in related partnerships    1,506,908      1,363,423
     Deferred tax asset                       298,000        413,000
     Other assets                              72,148        345,046
                                          -----------    -----------
                  Total other assets        2,081,482      2,316,137

                        Total assets      $11,999,939    $ 6,668,372
                                          ===========    ===========

*Condensed from audited financial statements


                                           March 31,    December 31,
                                              1997          1996*
                                          (unaudited)
                                        ----------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

     Notes payable                        $   650,683    $   902,456
     Current portion of long-term debt         81,640         69,729
     Accounts payable and accrued
      expenses                              1,247,593      1,033,463
     Drilling advances                         -           1,335,124
                                          -----------    -----------
           Total current liabilities        1,979,916      3,340,772

LONG-TERM DEBT, less current portion          133,566        154,794

SHAREHOLDERS' EQUITY

Class A Convertible Preferred Stock
 (no par value; 5% cumulative; 216,945
 shares authorized, 207,700 shares
 issued and outstanding at $10 per
 share stated value)                           -           2,049,307


Class B Convertible Preferred Stock (no
 par value; no dividend preference,
 450,000 shares authorized 242,300
 shares issued and outstanding at $10
 per share stated value)                       -           2,196,853


Common stock (no stated value,
 10,000,000 shares authorized;
 3,000,000 and 1,100,000 shares issued
 and outstanding as of March 31, 1997
 and December 31, 1996, respectively)      10,801,041          1,200


Retained earnings (deficit)                  (914,584)    (1,074,554)
                                          -----------    -----------

          Total shareholders' equity        9,886,457      3,172,806
                                          -----------    -----------

  Total liabilities and shareholders'
   equity                                 $11,999,939    $ 6,668,372
                                          ===========    ===========

*Condensed from audited financial statements



STATEMENTS OF OPERATION (Unaudited)
ENERGY SEARCH INCORPORATED                 03/31/97    03/31/96
For the three months ended                (unaudited) (unaudited)

REVENUE
     Net turnkey revenue                  $ 731,374   $  12,587
     Oil & Gas Revenue                       90,803      72,243
     Management fees                         82,283      43,600
     Other Revenue                           59,003      44,231
                                          ---------   ---------

     Total revenue                          963,463     172,661

OPERATING EXPENSES
     Production expenses                     43,925      52,594
     Exploration expenses                    95,820     120,774
     Depreciation, depletion &              100,513      85,615
      amortization
     Interest                                20,650      48,667
     General and administrative             361,950     203,905
                                          ---------   ---------

     Total operating expenses               622,858     511,555

     NET INCOME (LOSS) FROM OPERATIONS      340,605    (338,894)

OTHER INCOME (EXPENSE)
     Program reimbursement                   (8,849)    (55,743)
     Gain on sale of assets                   2,963        -
                                          ---------   ---------

          Total other income (expense)       (5,886)    (55,743)

     NET INCOME (LOSS) BEFORE INCOME TAX    334,719    (394,637)

     INCOME TAX (EXPENSE) BENEFIT          (115,000)    155,882
                                          ---------   ---------

     NET INCOME (LOSS)                    $ 219,719   $(238,755)

     Earnings per common and common
     equivalent share                          0.09       (0.22)


     Earnings per common share -
     assuming full dilution                    0.09


STATEMENTS OF CASH FLOWS

ENERGY SEARCH, INCORPORATED (UNAUDITED)


                                           Three months ended March 31
                                               1997           1996
                                            (unaudited)    (unaudited)
                                        ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                           $   219,719     $ (238,755)
Adjustments to reconcile net income
 (loss) to net cash used in operating
 activities:
Depreciation, depletion and
 amortization expense                           100,513         85,615
Dryholes and abandonments of previously
 capitalized oil and gas properties                -            97,360
(Gain) on sale of assets                         (2,963)          -
(Increase) decrease in deferred tax
 asset                                          115,000       (155,882)
(Increase) decrease in other assets
     Accounts receivable and due from
      partnerships                              468,785      1,017,449
     Other current assets                        (1,992)        (2,392)
     Other assets                               265,989          5,243
Increase (decrease) in liabilities
     Accounts payable and accrued
      liabilities                               214,130         77,002
     Drilling advances                       (1,335,124)      (552,620)
                                            -----------     ----------

Net cash provided in operating
 activities                                      44,057        333,020

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of proven properties                   (38,301)          -
Proceeds from sale of other property
 and equipment                                    8,548           -
Purchase of oil and gas properties and
 other property and equipment                  (755,232)      (171,839)

Net investment in affiliated
 partnerships                                  (143,485)       (63,380)
Purchase of oil and gas leases                   (4,280)        (8,255)
                                            -----------     ----------
Net cash used in investing activities          (932,750)      (243,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common
 stock                                        6,553,681           -
Net proceeds from issuance of preferred
 stock                                             -            80,000
Payment of dividends on preferred stock         (59,749)          -
Payments on long-term debt                     (261,090)      (134,635)
Payments of loan issue costs                       -            (3,500)
                                            -----------     ----------
      Net cash provided (used) in financing
        activities                            6,232,842        (58,135)

  NET INCREASE IN CASH AND CASH EQUIVALENTS   5,344,149         31,411

      CASH AND CASH EQUIVALENTS - Beginning
       of year                                   51,067        105,978
                                            -----------     ----------

    CASH AND CASH EQUIVALENTS - End of year $ 5,395,216     $  137,389
                                            ===========     ==========

See notes to financial statements

ENERGY SEARCH, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1997 and 1996

BASIS OF PRESENTATION

The condensed Balance sheets as of March 31, 1997 and December 31, 1996, the Statements of Operations for the three-month periods ended March 31, 1997 and 1996, and the Statements of Condensed Cash Flows for the three month periods ended March 31, 1997 and March 31, 1996 have been prepared by the Company.

In the opinion of management all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented, have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the 1996 audited financial statements and notes thereto included in the exhibits of this filing.

EARNINGS PER SHARE

Earnings (loss) per share of common and common equivalent stock are based on the weighted average common shares outstanding and are retroactively adjusted for stock splits. The convertible preferred stock is considered to be the equivalent of common stock from the time of its issuance in 1996.

EQUITY FINANCIAL CORPORATION ACQUISITION

On March 3, 1997, the Company's Board of Directors approved the acquisition of Equity Financial Corporation ("EFC"). EFC is a Tennessee corporation and an NASD member broker-dealer. EFC acted as placement agent for each of the Company's drilling programs and received sales commissions in connections with the offerings. EFC is owned by two of the Company's officers. The purchase price is $190,000 plus 7% of the gross commissions generated by EFC (not to exceed 50% of the net income of EFC) for 3 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is an independent oil and gas development and production company focusing primarily on developmental drilling and production of natural gas reserves in the Appalachian Basin and elsewhere in the mid-continent region of the United States. The Company historically has developed oil and gas properties primarily by drilling natural gas wells in joint ventures with Tennessee limited partnerships for which the Company served as managing general partner (the "Affiliated Drilling Partnerships") and in which the Company retained a small interest. However, the Company has now changed its focus. In January of 1997, the Company completed the initial public offering ("IPO") of common stock and common stock purchase warrants in the Company by which it raised approximately $6,553,681 net of expenses of the offering. With these proceeds the Company has now shifted its primary operational focus to the development of wells which will be wholly owned by the Company. While the Company anticipates the continued sponsoring of Affiliated Drilling Partnerships, management believes the new focus will allow the Company to more expeditiously develop its own reserves, cash flow from oil and gas revenues, and thus value for the newly public company.

     The past Affiliated Drilling Partnerships were syndicated by the Company's affiliate, and now wholly owned subsidiary, Equity Financial Corporation ("EFC"), an NASD member broker-dealer. These partnerships were capitalized with investor funds raised in various private offerings. The Company also operates an approximately 60-mile gas gathering system servicing its primary areas of operation in southeastern Ohio (the "Gas Gathering System"). The Gas Gathering System is owned by a Tennessee limited partnership (the "Pipeline Operating Partnership") which is comprised of the Company, as managing general partner owning a 28.74% general partner interest and a single limited partner which is another Tennessee limited partnership. To date, approximately $47,000,000 has been raised in private offerings for various energy related activities of the Company including oil and gas development and production, development of natural gas pipelines, formation of pipeline partnerships, and for the Company's working capital.

     Historically, the Company's primary source of revenues has been derived from turnkey drilling, management and administrative fees received from Affiliated Drilling Partnerships pursuant to various agreements governing the joint drilling, development and operation of wells between the various Affiliated Drilling Partnerships and the Company (the "JDOA(s)"), management fees from the Pipeline Operating Partnership, partnership revenue from its varying equity interests in the Affiliated Drilling and Pipeline Partnerships formed since 1992, and production revenues attributable to its own working interest in wells. With the Company's primary focus now concentrated on drilling wells to be owned wholly by the Company, the proportion of revenue to be generated by production revenue attributable to working interest in wells owned by the Company will dramatically increase.

     As a part of the Company's transition from being primarily a driller-operator for syndicated Affiliated Drilling Partnerships to an energy company developing reserves for its own account, the Company in 1996 reduced its debt by converting $2,077,000 of its variable rate subordinated debentures (the "Debentures" or "Debenture Issue") to 207,700 shares of Class A Preferred Stock and raised $2,423,000 in cash by the sale in private placements of 242,300 shares of Class B Preferred Stock. The proceeds of Class A and Class B Preferred Stock were used to eliminate substantially all long term debt of the Company. Then in January of 1997, all Class A and B shares of Preferred Stock were converted to common stock, on a one-share-for-one-share basis, as a part of the Company's initial public offering of common stock.

     In July 1996, the Company negotiated its largest acreage acquisition to date, expanding its operations into southern West Virginia. This area, management believes, contains the potential for higher reserves per well and less production cost per cubic foot of gas recovered than the Company's previous areas of operation in southeastern Ohio and western West Virginia. The Company leased in excess of 17,000 acres from Beaver Coal Company, Ltd. (the "Beaver Lease") on which management believes there exists substantial developmental drilling locations (qualified under SEC guidelines as proved undeveloped reserves, "PUDS") offsetting producing wells. Current drilling of 14 wells on this acreage supports the Company's estimates of both reserves and costs. As planned, the Company has utilized a portion of the net proceeds raised in the initial public offering to begin to develop the Beaver Lease. The Company's present strategy is to continue to use the balance of the proceeds of the IPO and current cashflows from operations to develop the Beaver Lease and surrounding areas, as well as other acreage held, or to be acquired by the Company.

DEVELOPMENTS SINCE MARCH 31, 1997

     The Company as of May 1, 1997, acquired an affiliate company, Equity Financial Corporation ("EFC"), a Tennessee corporation previously owned by Messrs. Charles P. Torrey, Jr. and Robert L. Remine. Messrs. Torrey and Remine are officers, directors and major shareholders of the Company. The sale price for the acquisition was $190,000 cash plus 7% of the gross commissions generated by EFC (not to exceed 50% of the net income of EFC) for 3 years. This acquisition did not involve a "significant amount of assets" nor was it a "significant business acquisition" for SEC reporting purposes on Form 8-K. It is expected that EFC will continue to market the Company's Affiliated Drilling Partnership private placement programs in the future.

THREE MONTHS ENDED MARCH 31, 1997

Financial Condition

     Total assets increased $5,331,567 or 80.0% from December 31, 1996, to March 31, 1997, primarily due to an increase in current assets of $4,877,356, or 538.7%, and a net increase in oil and gas properties of $688,866 or 20.0% and a decrease in other assets of $234,655 or 10.1%.

     Current assets increased primarily as a result of the Company's receipt of proceeds from its initial public offering which closed on January 30, 1997. The Company raised $6,553,681 net of underwriter fees, professional fees, and various other costs associated with the stock offering. Pending use, the Company invests the proceeds in short-term, investment grade obligations. Due from related partnerships decreased $456,519 or 73.4% due to the collection of the 1996-A year end Affiliated Drilling Partnership receivable in January 1997.

     Oil and gas properties increased primarily as a result of a significant increase in drilling activity in the first quarter of 1997 and the acquisition
by the Company of oil and gas lease interest in proved properties.   Due to the
increased drilling activity, the Company increased capital expenditures for drilling in well related equipment from December 31, 1996 to March 31, 1997 in the amount of $233,568 and has recognized intangible drilling costs of $485,598 in the first quarter due to the Company drilled wells. The Company also acquired a farm-out of oil and gas leases as well as a joint venture working interest in a developmental well during the first quarter of 1997 at a total cost of approximately $33,000.

     Other assets increased primarily due to an increase in the investments in related partnerships of $143,485 or 10.5%, due to contributions made to Affiliated Drilling Partnerships and the net income (loss) recognized during the period, and a decrease in the deferred tax assets of $115,000 for the first quarter earnings. Other assets decreased primarily due to the prepaid stock offering costs of $265,948 being charged against the common stock account.

     Total current and long term debt decreased $1,382,084, or 39.5% from December 31, 1996, to March 31, 1997, due to a decrease in current liabilities of $1,360,856, or 40.7% and a decrease in long term debt of $21,228, or 13.7%.

     Current liabilities decreased primarily due to a decrease in drilling advances of $1,335,124. Drilling advances decrease (and revenues are recognized) with the Company's drilling of Affiliated Drilling Partnership wells. The drilling advance decrease represents the Company's drilling of all wells required to be drilled for Affiliated Drilling Partnerships through March 31, 1997. There was in the first quarter an offsetting increase in current liabilities resulting from an increase in accounts payable and accrued expenses of $214,130, or 20.7% (attributable to the increased drilling activity), and payment by the Company of notes payable due to officers in the amount of $251,773. It is important to note that Drilling activity for Affiliated Drilling Programs varies quarter to quarter. Management does not expect any significant revenue recognition associated with Affiliated Drilling Partnership activity in the second quarter of 1997.

Results of Operations

     During the three months ended March 31, 1997, the Company had net income of $219,719 compared to a net loss of $238,755 for the three months ended March 31, 1996. This increase in earnings is primarily the result of an increase in net turnkey revenues of $718,787 between these two periods. The Company drilled to total depth 11 wells in the first quarter of 1997. Of these, 7 gross wells were attributable to Affiliated Drilling Partnerships for which turnkey revenues were recognized. This is an increase of 4 gross wells over the first quarter of 1996.

     To a lesser degree the increase in earnings is due to an increase in oil and gas revenue, management fees and other revenue of 25.7%, 88.7% and 33.4% respectively, for a total of $72,015.

     Turnkey revenues of the Company have historically been a major portion of total revenues. These fluctuate quarter to quarter. Since all turnkey drilling for all Affiliated Drilling Partnerships was accomplished in the first quarter of 1997, little or no turnkey revenues are expected by management in the second quarter of 1997. The Company contemplates sponsoring a 1997 drilling program to be available in May 1997 and if successful, would expect some level of turnkey revenues attributable to such program to begin to be realized in the third quarter of 1997. There can be no assurance, however, that the Company will raise any particular level of funds in its planned 1997 Drilling Partnership. As a result, there is no assurance that any increased revenues will result.

     Total operating expenses increased $111,303 or 21.8% for the three month period ending March 31, 1997 over the three month period ending March 31, 1996, primarily due to an increase in general and administrative expenses of $158,045, or 77.5%. The increase in general and administrative expenses is due primarily to an increase in total wages of the Company of which officer's salaries for Messrs. Torrey, Remine and Cooper comprise $92,438. This results from the fact that the Company now has two additional officers on the payroll of the Company. Messrs. Torrey and Remine were, prior to the IPO on the payroll of Equity Financial Corporation, an affiliate. EFC has been acquired by the Company as of May 1, 1997 and Messrs. Torrey and Remine no longer receive a salary from EFC.

     The net income for the three months ended March 31, 1997, is also partially the result of a net decrease in other income (expense) resulting from a decrease in program reimbursements of $46,894, or 84.1%. This decrease is a result of improved performance of Programs resulting from higher natural gas prices and improved production.

LIQUIDITY AND CAPITAL RESOURCES

     The primary source of funds for the three months ended March 31, 1997 has been from the issuance of common stock to the public. The Company raised $6,553,681, net of costs, in its public offering in January 1997. It is currently anticipated that the remaining proceeds of the IPO will be spent primarily on developing the Beaver Lease as well as other developmental drilling activities located generally in the southeastern Ohio and West Virginia areas. Management eventually expects to see positive cash flow from operating activities in 1997 and beyond primarily due to the increased drilling activity for its own account. Pending use of the remaining balance of the IPO proceeds, the Company has invested these funds in short-term, investment grade obligations.

     The Company anticipates additional cash flow from turnkey profits earned on turnkey drilling contracts with future Affiliated Drilling Partnerships in the third and fourth quarter of 1997. However, there can be no assurance of how much, if any, additional cash flow will, in fact occur. In the event funds for the 1997 Affiliated Drilling Partnerships are not raised or if actual drilling costs related to the drilling of Affiliated Drilling Partnership wells exceed the fixed turnkey contract amount, then no additional cash flow from turnkey drilling would be experienced. As discussed previously, the Company does not anticipate the recognition of any turnkey drilling profits in the second quarter of 1997. This is consistent with prior years.

     The Company maintains a line of credit (the "Bank One Credit Facility") with Bank One, Texas, N.A.( the "Bank") which is not to exceed $900,000. The credit limit amount reduces by $10,000 per month pending reevaluation at the end of the annual credit period. The Bank One Credit Facility is secured by all oil and gas assets of the Company. Pending renewal, interest only is payable on the amounts drawn and outstanding. The interest rate applicable is based on a floating rate equal to the Bank's base rate, published from time to time, plus, one and three-fourths percent. The Bank has advised the Company that it will alter the terms of the Bank One Credit Facility to eliminate personal guarantees of current guarantors. This is primarily due to the improved capitalization of the Company resulting from the initial public offering.

                         PART  II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Neither the Company, its properties, nor any of its directors or officers, is involved in any material litigation or administrative proceedings, nor do any of them have any knowledge that any such litigation or proceeding may be contemplated.

ITEM 2.  CHANGES IN SECURITIES

     Following is information required by Item 701 of Regulation S-B as to all equity securities of the registrant sold by the registrant during the period covered by this report. No such securities were registered under the Securities Act of 1933.

     ISSUANCE OF COMMON STOCK PURCHASE WARRANTS

     Prior to the Company's January 24, 1997 initial public offering ("IPO"), the Company authorized certain common stock purchase warrants which were to be issued to key employees and other agents of the Company for services. Each common stock purchase warrant entitled the holder to purchase one (1) share of common stock at an exercise price of $10.00 per share, which was reduced to $5.00 per share as a result of the post-IPO two for one common stock split (the "Exercise Price"). The common stock purchase warrants were to be exercisable within 90 days after completion of the IPO.





                                                          OFFERING       SECURITIES ACT OR SEC
DATE (1)   AMOUNT ISSUED(2)        ISSUED TO            CONSIDERATION      RULE EXEMPTION (3)
--------   ----------------        ---------            -------------      ------------------

3-3-97           480           Charles P. Torrey, Jr.     services           Section 4(2)

3-3-97           480             Robert L. Remine         services           Section 4(2)

3-3-97           480             Richard S. Cooper        services           Section 4(2)

3-3-97           480            Derry M. Thompson         services           Section 4(2)

3-3-97           200              Roy Lemasters        correction of         Section 4(2)
                                                       clerical error

(1) Represents the date the issuance of the common stock purchase warrants was approved by the board of directors of the Company.

(2) Represents the number of common shares the holder may purchase pursuant to the warrants issued. These numbers are after the post-IPO two for one common stock split.

(3) With the exception of Mr. Roy Lemasters, all of the common stock purchase warrants were issued by the Company in transactions not involving a public offering exclusively to persons with pre-existing employment or other business relationships with the Company as a result of marketing and related services rendered in connection with the Company's year-end private placement, direct participation drilling program known as Energy Search Natural Gas 1996-A L.P. With respect to Mr. Lemasters, the 200 common stock purchase warrants were issued to him to correct a clerical error made in the number of common stock purchase warrants which were to have been previously issued to him. Mr. Lemasters had a pre-existing employment relationship with the Company and was issued these common stock purchase warrants as a result of previous services rendered to the Company in 1996.

ITEM 5.  OTHER INFORMATION

         a.  ACQUISITION OF EQUITY FINANCIAL CORPORATION

         In a transaction approved by the board of directors of the Company on March 3, 1997, which transaction closed effective May 1, 1997, the Company acquired 100% of the outstanding stock of Equity Financial Corporation, ("EFC"), a Tennessee corporation and an NASD member broker-dealer previously owned by Messrs. Charles P. Torrey, Jr. and Robert L. Remine. Messrs. Torrey and Remine are officers, directors and principal shareholders of the Company. The Company paid $190,000 plus 7% of the gross commissions generated by EFC (not to exceed 50% of the net income of EFC) for 3 years, for the stock of EFC. Management believes and has been advised that the acquisition does not involve a "significant amount of assets" and was not a "significant business acquisition" for purposes of SEC reporting on Form 8-K. It is expected that EFC will continue to market the Company's future private placement Affiliated Drilling Partnerships.

         b.  ELECTION OF CERTAIN OFFICERS AND DIRECTORS

         On March 3, 1997, Mr. Douglas A. Yoakley and Mr. Kim A. Walbe were elected to the board of directors of the Company. These persons are the initial two outside directors of the Company as required by the Company's bylaws, as amended. They will serve as directors for a term to last until the first annual meeting of the shareholders of the Company or until their successors are duly elected and qualified.

         Brief resumes of Messrs. Yoakley and Walbe are set forth below.

DOUGLAS A. YOAKLEY - DIRECTOR, elected March 3, 1997 for a term of the shorter of one year or until the first annual meeting of shareholders. Mr. Yoakley founded Pershing Yoakley & Associates, a multi-specialty public accounting firm with over one hundred employees in three offices, including Knoxville and Chattanooga, Tennessee and Clearwater, Florida. Mr. Yoakley has a Bachelor of Science degree in Accountancy from University of Tennessee and is a member of American Institute of Certified Public Accountants. Mr. Yoakley serves as a director for the following organizations: The Philadelphians, Inc.; Healthcare Horizons, Inc.; Camel Manufacturing, Inc.; and Clinical Laboratories, Inc.

KIM A. WALBE - DIRECTOR, elected March 3, 1997 for a term of the shorter of one year or until the first annual meeting of shareholders. Mr. Walbe is an independent consultant supervising drilling and completion of wells in West Virginia, Virginia and Kentucky. Mr. Walbe prepares oil and gas reserve reports for wells in New York, Pennsylvania, West Virginia, Ohio, Kentucky and Virginia. Mr. Walbe is also involved in supervising acquisition quality control and interpretation of all forms of electric log data, including deviated well data. He functions as well-site geologist in Kentucky, West Virginia and Virginia; evaluates leases in Ohio, Virginia, Pennsylvania, West Virginia, New York and Kentucky; interprets aerial photography and prepares geological structure maps from interpretations; prepares lineation/fracture/borehole televisions maps for Devonian Shale well site selection and prepares and delivers testimony in oil and gas litigation as an expert witness. Currently Mr. Walbe is an Adjunct Professor of Geology at the University of Charleston. Mr. Walbe has also been a contract consultant since 1985 to the Gas Research Institute's Devonian Shale Program. Mr. Walbe is a member of the following societies: Appalachian Geological Society, American Institute of Professional Geologists, Society of Petroleum Engineers of A.I.M.E., Society of Professional Well Log Analysts and American Society for Photogrammetry and Remote Sensing.

         c.  AMENDMENT TO BYLAWS; ADOPTION OF FIFTH AMENDED AND RESTATED BYLAWS

         On March 3, 1997, the board of directors of the Company adopted the Fifth Amended and Restated Bylaws of the Company. These Fifth Amended and Restated Bylaws of the Company are attached as an Exhibit to this report. The change from the Fourth Amended and Restated Bylaws of the Company to the Fifth Amended and Restated Bylaws of the Company was to modify the definition of "outside director(s)" for purposes of Section 3.01 thereof.

         d.  RISK FACTORS

         The Company's future results may be affected by inherent risks and uncertainties that exist in the exploration, development and production of oil and natural gas. Such risks and uncertainties include, but are not limited to, the following:

FACTORS AFFECTING EARNINGS AND STOCK PRICE

         The statements contained in this report on Form 10-QSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those described in such forward looking statements. You should consult the risk factors listed from time to time in Company's reports on Form 10-QSB, 10-KSB, and annual reports to shareholders. Among the factors that could cause actual results to differ materially are the following risk factors:

RISKS ASSOCIATED WITH OIL AND GAS INDUSTRY

         Current Oil and Gas Markets. There is substantial uncertainty as to the prices at which natural gas and oil produced by the Company may be sold, and it is possible that under some market conditions the production and sale of oil and gas from some or all of the Company's wells may not be economical. The availability of a ready market for oil and gas and the prices obtained for oil and gas depend upon numerous factors beyond the control of the Company, including competition from other natural gas and oil suppliers and national and international economic and political developments. The Company is not subject to any gas price controls. Future changes in regulations may have an effect on the Company's operations.

         Reliance on Estimates of Proved Reserves and Future Net Revenues; Depletion of Reserves; Price Volatility. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting rates of production and timing of development expenditures, including many factors beyond the control of the producer. Any reserve data set forth in this report or incorporated by reference herein represent only estimates. In addition, the estimates of future net revenues from proved reserves of the Company and the present value thereof are based on certain assumptions about future production levels, prices, and costs that may not prove to be correct over time. The rate of production from oil and gas properties declines as reserves are depleted. Except to the extent the Company acquires additional properties containing proved reserves, conducts successful exploration and development activities or, through engineering studies, identifies additional behind-pipe zones or secondary recovery reserves, the proved reserves of the Company will decline as reserves are produced. Future oil and gas production is therefore highly dependent upon the Company's level of success in acquiring or finding additional reserves. Oil and gas prices may be quite volatile, depending on numerous factors, including steps taken by the Organization of Petroleum Exporting Countries ("OPEC"), tensions in the Middle East and weather conditions.

         Risks of Oil and Gas Activities. Significant risks are inherent in the oil and gas business, including the drilling of dry and unsuccessful wells, operating hazards and uninsured risks, intense competition for attractive properties, governmental regulations, volatile prices and other uncontrollable factors. Furthermore, oil and gas drilling is speculative. The possibility always exists that wells drilled will be non-productive. Even wells that are completed may not produce enough natural gas or oil to pay out.

         Exploration and Development Risks. Exploration and development drilling activities are subject to much greater risks of failure than those associated with the ownership of producing properties. The drilling of exploratory wells involves the greatest risks, since such wells are located in unproved areas. The drilling of development wells, although generally consisting of drilling in proven areas, may result in dry holes or the failure to produce oil or gas in commercial quantities. The drilling of development wells and exploratory wells also involves the risk that unusual or unexpected formations and pressures will be encountered, and other conditions will exist, that could result in the Company incurring substantial losses as well as liabilities to third parties or governmental entities.

         Operating Hazards and Uninsured Risks. The Company's operations will be subject to all risks inherent in the exploration for, and development and production of, oil and gas, including such natural hazards as blowouts, cratering and fires, which could result in damage or injury to, or destruction of, formations, producing facilities or other property, or could result in personal injury, loss of life or pollution of the environment. Any such event could result in substantial loss to the Company which could have a material adverse effect upon the financial condition of the Company. Under the terms of the operating agreements to be entered into with the operators of wells not operated by the Company, it is anticipated that the operators will carry insurance to cover certain of these risks. It is anticipated that the Company will be required to pay its proportionate share of the premiums for insurance provided by the operator and will be named as an insured under the policies. However, the Company may not be fully insured against all risks, either because such insurance is not available or because of premium costs.

         Competition and Markets. The oil and gas business is highly competitive and has few barriers to entry. The Company will be competing with other oil and gas companies and investment partnerships in the search for, and obtaining of, future desirable prospects, the securing of contracts with third parties for the development of oil and gas properties, the contracting for the purchase or rental of drilling rigs and other equipment necessary for drilling operations, and the purchase of equipment necessary for the completion of wells, as well as in the marketing of any oil and gas which may be discovered. Many of the Company's competitors are larger than the Company and have substantially greater access to capital and technical resources than does the Company and may therefore have a significant competitive advantage. Many of the Company's competitors are capable of making a greater investment in a given area than is the Company, although large and small companies alike are subject to the economics of cost effectiveness. The prices at which the Company will be able to sell any oil or gas production will have a substantial effect on its earnings, if any.

         Competition from Alternative Energy Sources. Natural gas competes with coal, oil, propane, butane, nuclear power and other fuels in the heating and energy generation markets. Numerous factors, all difficult to predict, affect the relative desirability or demand at any point in time for any given fuel.
The extent to which public or legislative initiatives to develop and use alternative fuels will, in the future, affect the demand for oil or natural gas cannot be predicted at this time.

         Industry Conditions. In recent decades, there have been periods of worldwide overproduction and underproduction of hydrocarbons as well as periods of increased and relaxed energy conservation efforts. Such conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and natural gas on a domestic basis. These periods have been followed by periods of short supply of, and increased demand for, crude oil and, to a lesser extent, natural gas. The excess or short supply of crude oil and natural gas has placed pressures on prices and has resulted in dramatic price fluctuations.

         Shut-In Wells and Curtailed Production. In the recent past, production from oil and natural gas wells (particularly gas wells) in many geographic areas of the United States had been curtailed due to lack of market demand, and it is possible that such curtailments may resume in the future. Therefore, it is possible that the Company's wells may have to be shut-in or that oil or gas produced from the wells may have to be sold at less than favorable prices. Production may also be delayed or wells shut-in in the event there is difficulty in securing markets for production, logistical problems develop in the transportation of natural gas from the wells or there are title problems associated with the drillsites. Although it is anticipated that substantially all natural gas from the Company's wells will be sold to the Pipeline Operating Partnership, an affiliate of the Company, the agreement regarding the gathering and marketing of natural gas between the Company, for itself and on behalf of Affiliated Drilling Partnerships, and the Pipeline Operating Partnership governing such arrangement will not protect the Company from market or price risks.

         Regulation; General. Oil and gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry will increase the Company's cost of doing business and will affect its profitability. Because such rules and regulations are frequently amended or interpreted, the Company is unable to predict the future cost or impact of complying with such laws. Oil and gas operations are regulated by an agency of state government in every state of the United States. Many state authorities require permits for drilling operations, drilling bonds and reports concerning operation and impose other requirements relating to the exploration and production of oil and gas. Some states also have statutes or regulations addressing conservation matters, including provisions for the pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations may also limit the rate at which oil and gas can be produced from certain properties.

         In Ohio and West Virginia, where most of the Company's oil and gas properties are located, such regulation is by the Ohio Department of Natural Resources and the West Virginia Division of Environmental Protection Office of Oil and Gas, respectively. Each of these agencies has been granted broad regulatory and enforcement powers which are likely to create additional financial and operational burdens on gas and oil operations like those of the Company. Ohio and West Virginia also have in place other pollution and environmental control laws which have become increasingly burdensome in recent years. Enforcement efforts with respect to gas and oil operations have recently increased and it can be anticipated that such regulation will expand and have a greater impact on future gas and oil operations. There is no assurance that laws and regulations enacted in the future will not adversely affect the Company's exploration for, and production and transmission of, oil and natural gas. Such legislation and/or actions of local, state and federal governments may have a material effect on the Company in the future. To the best knowledge of management, the Company has complied in all material respects with applicable regulatory requirements of the states in which it operates. To date, the Company has received no material notice of violation or complaint concerning its compliance with environmental laws. There can be no assurance, however, that the Company's business operations will not result in violations of environmental laws or related liabilities in the future.

         Environmental Regulation. The Company is subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, qualities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from the Company's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas production wastes as "hazardous wastes," which reclassification would make such wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of such compliance.

         Environmental Risks and Liability. There are numerous natural hazards involved in the drilling of wells, including unexpected or unusual formations, pressures, blowouts involving possible damages to property and third parties, surface damages, bodily injuries, damage to and loss of equipment, reservoir damage and loss of reserves. Uninsured liabilities may result in the loss of Company assets and may create theoretically unlimited liability for the Company. Oil and gas operations present risks of environmental contamination from drilling operations and leakage from oil field storage or transportation facilities. The Company may be subject to liability for pollution, abuses of the environment and other, similar damages. Although the Company will maintain insurance coverage in amounts the Company believes are adequate, it is possible that insurance coverage may exclude risks such as environmental contamination, may be insufficient or subject to reduction or cancellation in the future. In such event, the Company's assets may have to be utilized to pay costs of controlling blowouts, replacing destroyed equipment, personal injury, property damage and environmental contamination claims. Furthermore, oil and gas activities can result in liability under federal, state and local environmental regulations for activities involving, among other things, water pollution and hazardous waste transportation, storage and disposal. Such liability can attach not only to the operator of record of a well but also to other parties that may be deemed to be current or prior operators or owners of a well or the equipment involved. Since inception, the Company has experienced no material environmental incident. There can be no assurance, however, that the Company will not experience one or more environmental incidents and resulting liability in the future in connection with its business operations.

RISKS ASSOCIATED WITH THE COMPANY

         The Company's Fiduciary Responsibility to its Related Partnerships. The Company owes a fiduciary duty to each Affiliated Drilling Partnership, the Pipeline Income Partnership, the Pipeline Operating Partnership, and any future partnership in which the Company is the managing general partner, or serves in a similar capacity. Accordingly, the Company has been, and will continue to be, obligated to exercise good faith, reasonable business judgment and integrity in handling each such Partnership's business and funds. If the Company were to violate its above-described duties, the Company could be subject to legal redress which could result in liability.

         Conflicts of Interest. The nature of the Company's activities in the oil and gas business results in many situations in which conflicts of interest may arise. In general, conflicts of interest are inherent in oil and gas drilling programs involving non-industry participants because transactions are entered into without arms-length negotiation. The interests of the investors, on one hand, and those of the Company, as managing general partner and driller-operator, on the other hand, may be inconsistent in some respects or in certain instances. Situations involving conflicts of interest include, but are not limited to: the determination of JDOA or limited partnership agreement terms (particularly relating to compensation of the Company) in syndicated Affiliated Drilling Partnerships; the selection and allocation of drillsites as between the Company and various Affiliated Drilling Partnerships; allocation of overhead among related parties or affiliates; handling the "proving-up" by an Affiliated Drilling Partnership of unproven acreage which such partnership has no contractual right to drill; use of Company personnel or resources; structuring of gas marketing arrangements; related-party transactions and similar circumstances. The Company, as managing general partner of the Affiliated Drilling Partnerships, the Pipeline Operating Partnership and the Pipeline Income Partnership, is accountable to investor partners therein as a fiduciary and must, therefore, exercise good faith and integrity in handling the affairs of the various partnerships. This is particularly true in the handling of conflicts between the Company's activity for its own account, and its activity on behalf of partnerships it manages. The Company, in recognition of its fiduciary responsibilities to investor partners, must endeavor to resolve any and all such conflicts on a basis which the Company believes to be fair and equitable and otherwise in or not opposed to the best interests of such investor partners. With respect to the selection of drilling prospects and drillsites, the Company is not obligated under the terms of the relevant limited partnership agreements or JDOA's to offer to Affiliated Drilling Partnerships the prior right to drill any acreage "proved up" by the drilling of any Partnership well. Each of the Affiliated Drilling Partnerships, as well as the Pipeline Income Partnership and the Pipeline Operating Partnership, present numerous situations or circumstances which do, or could, result in a conflict of interest on the part of the Company. Failure to adequately resolve such conflicts of interest appropriately could result in liability or other adverse consequences to the Company. The Company presently has no formal procedure to deal with conflicts of interest but instead handles the evaluation and resolution of them on a case-by-case basis taking into account all relevant facts and circumstances.

         Limited Capital; Need for Significant Additional Financing. The Company anticipates, based on the current plans and assumptions relating to its operations, that the net proceeds of its initial public offering will be sufficient to satisfy its operating cash requirements for approximately 18 to 24 months following the consummation of the Company's initial public offering. There can be no assurance, however, that the Company will not require additional financing sooner than currently anticipated.

         The net proceeds of the Company's initial public offering may not be sufficient to develop fully the Company's oil and gas properties or otherwise carry out the Company's business plan. Development of the Company's oil and gas properties and execution of the Company's business plan may require capital resources substantially greater than the net proceeds of this Offering or resources otherwise currently available to the Company. The Company's current arrangements for additional sources of capital include its working capital revolving line of credit with Bank One, Texas, N.A. (the "Bank One Credit Facility") and its contemplated future offerings, on a private placement basis, of Affiliated Drilling Partnerships. There can be no assurance that these, or any other, sources of capital will be available to the Company on acceptable terms, or at all, in the future. The inability to obtain additional financing would have a material adverse effect on the Company, including requiring the Company to curtail significantly or farm-out its development of its oil and gas properties. Any additional financing may involve substantial dilution to the interests of the Company's then existing shareholders.

     Financing the Company's Growth Through Private Placement Securities Offerings. The capital needs of the Company have increased materially since its inception. Prior to 1996, substantially all of the Company's drilling capital has been raised through the offering of investment interests in Affiliated Drilling Partnerships to private investors. These Affiliated Drilling Partnerships have been sponsored by principals of the Company, as well as by the Company, and have been marketed by Equity Financial Corporation ("EFC"), an NASD-member broker-dealer and an affiliate of the Company. It is anticipated that a portion of the Company's drilling capital in the future will continue to be raised by the offering of investment interests, on a private placement basis, in future Affiliated Drilling Partnerships. To the extent the Company may depend on capitalization through syndication of future Affiliated Drilling Partnerships, there can be no assurance that future offerings will be successful or will raise adequate capital for desired Company activities. Also, there is no assurance that any other sources of capital will be available to the Company.

     Risk of Oil and Gas Operations. The Company's operations are subject to all of the risks normally incident to the operation and development of oil and gas properties and the drilling of oil and gas wells, including encountering unexpected formations or pressures, blowouts, cratering and fires, which could result in personal injuries, loss of life, pollution damage and other damage to the properties of the Company or others. Oil and gas operations present risks of environmental contamination from drilling operations and leakage from oil field storage or transportation facilities. The Company has never experienced a significant environmental mishap, but spills of oil and other liquids could occur which could create material liability to the Company for clean-up expenses.

     Dependence on Key Personnel. The Company depends to a large extent on the abilities and continued participation of certain key employees, including Charles P. Torrey, Jr., its chief executive officer, Richard S. Cooper, its president, Robert L. Remine, its secretary and treasurer, and John M. Johnston, vice president - exploration and production. The loss of any of these officers or other key employees could have a material adverse effect on the Company's business.

     Development of Additional Reserves. The Company's future success depends upon its ability to find or acquire additional natural gas and oil reserves that are economically recoverable. Except to the extent that the Company conducts successful exploration or development activities or acquires properties containing proved reserves, the proved reserves of the Company will generally decline as reserves are produced. There can be no assurance that the Company will be able to discover and exploit additional commercial quantities of oil and gas, or that the Company will have success drilling productive wells or acquiring underdeveloped properties at low finding costs.

     Undeveloped Acreage May be Lost. The Company's oil and gas leases typically require the drilling of wells, payment of minimum royalties or delay rentals or the continued production of oil or gas in commercial quantities in order for the leases to remain valid and not lapse. Typically, once a well is drilled and becomes commercially productive, as long as commercial production from such lease continues, the lease will not lapse and is deemed to be "held by production." Nonetheless, lease termination or expiration clauses are specific to each lease.

     Properties Pledged to Secure Debt. Substantially all of the Company's properties are pledged to secure the Bank One Credit Facility and an equipment and vehicle loan from SunTrust Bank. A failure to pay the principal or accrued interest on such secured obligations could cause the Company to lose its interest in its principal properties.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  EXHIBITS

NUMBER           DESCRIPTION
------           -----------
EXHIBIT 3.4      Fifth Amended and Restated Bylaws of the Company

EXHIBIT  23.4    Consent of Plante & Moran, LLP.

EXHIBIT 27       Financial Data Schedule

EXHIBIT 99       Financial Report with Additional Information,
                 December 31, 1996

        (b)  REPORTS OF FORM 8-K

On February 25, 1997, the Company filed a report on Form 8-K which contained the following information:

INFORMATION REQUIRED BY ITEM 304(a)(1) OF REGULATION S-K

(i) On February 25, 1997, the Company dismissed Ronald D. Cameron, Certified Public Accountant as its independent accountant.

(ii) The reports of Ronald D. Cameron on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

(iii) The Company's board of directors participated in and approved the decision to change independent accountants.

(iv) In connection with its audits for the two most recent fiscal years and through February 25, 1997, there have been no disagreements with Ronald D. Cameron on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ronald D. Cameron would have caused him to reference thereto in his report on the financial statements for such years.

(v) During the two most recent fiscal years and through February 25, 1997, there have been no reportable events (as defined in Regulation S-K Item 304
(a)(1)(v)).

(vi) Ronald D. Cameron furnished the Company with a letter addressed to the Securities and Exchange stating that he agrees with the above statements.

INFORMATION REQUIRED BY ITEM 304(a)(2) OF REGULATION S-K.

(i) The Company engaged Plante & Moran, LLP as its new independent accountants as of December 2, 1996 to audit the financial statements for the year ended December 31, 1996 as required by Nasdaq Small-Cap Stock Market and the National Market System for the listing of the Company's common stock and redeemable Series A common stock purchase warrants. During the most recent fiscal year and through February 25, 1997, the Company engaged Plante & Moran, LLP to assist the former auditor, Ronald D. Cameron, CPA, applying on generally accepted accounting principles and Securities and Exchange reporting disclosure issues in connection with the registration statement, final date January 24, 1997. The Company has not consulted with Plante & Moran LLP on items which concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K Item 304(a)(2)).

ITEMS 3 AND 4 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Energy Search, Incorporated
                                          -------------------------------------
                                                     (Registrant)

Date:   May 13, 1997                       /s/ Richard S. Cooper, President
     ----------------------------         -------------------------------------
                                                   Richard S. Cooper

Date:
     ----------------------------         -------------------------------------
                                                     (Signature)/1/

________________
    /1/ Print the name and title of each signing officer under his signature.