Form 10QSB
period 1997-06-30
ENERGY SEARCH INC
filed 1997-08-13
CIK 932181

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1997

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From         to
                                               --------   --------


                                ---------------


                     Commission File Number
                                            ----------------


                          ENERGY SEARCH, INCORPORATED


                      TENNESSEE                    62-1423071

      280 FORT SANDERS WEST BLVD., SUITE 200, KNOXVILLE, TENNESSEE  37922

                                (800) 551-5810


Check mark whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

  The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,013,280 (June 30, 1997)
                                                 ---------

           Traditional Small Business Disclosure Format (check one):
                               Yes [X]    No [ ]

==============================================================================

                          ENERGY SEARCH, INCORPORATED

PART I

FINANCIAL INFORMATION                                                     PAGE

ITEM 1      FINANCIAL STATEMENTS

            BALANCE SHEETS AT JUNE 30, 1997 AND DECEMBER 31, 1996           2

            STATEMENTS OF OPERATIONS SIX-MONTH PERIODS ENDED
            JUNE 30, 1997 AND JUNE 30, 1996                                 4

            STATEMENTS OF CASH FLOWS SIX-MONTH PERIODS ENDED
            JUNE 30, 1997 AND JUNE 30, 1996                                 5

            NOTES TO FINANCIAL STATEMENTS                                   6

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                             6


PART II

OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS                                              10

ITEM 2      CHANGES IN SECURITIES                                          10




ITEMS 3, 4, 5 AND 6 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


BALANCE SHEETS

ENERGY SEARCH, INCORPORATED

                                           June 30,      December 31,
                                             1997           1996*
                                          (Unaudited)
                                        -----------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents            $ 2,607,186    $    51,067
     Accounts receivable                       87,809        111,376
     Due from related partnerships, net       718,749        621,865
     Other current assets                     123,754        121,067
                                          -----------    -----------

           Total current assets             3,537,498        905,375

OIL AND GAS PROPERTIES, USING
 SUCCESSFUL EFFORTS ACCOUNTING
     Proved properties                        556,359        420,040
     Unproved properties                      192,327        186,159
     Intangible drilling costs              1,186,766
     Wells and related equipment            6,164,479      5,591,760
     Less accumulated depreciation,
      depletion and amortization
                                          -----------    -----------
                                           (2,861,212)    (2,751,099)
                                          -----------    -----------

           Net oil and gas properties       5,238,719      3,446,860

OTHER ASSETS
     Other property and equipment, net        254,544        194,668
     Investments in related partnerships    1,440,309      1,363,423
     Deferred tax asset                       532,198        413,000
     Other assets                              65,124        345,046
                                          -----------    -----------
           Total other assets               2,292,175      2,316,137

           Total assets                    11,068,392    $ 6,668,372
                                          ===========    ===========

* Condensed from audited financial statements


                                            June 30,    December 31,
                                              1997          1996*
                                          (Unaudited)
                                        ----------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

     Notes payable                        $   650,683    $   902,456
     Current portion of long-term debt         79,804         69,729
     Accounts payable and accrued
      expenses                                691,054      1,033,463
     Drilling advances                         53,720      1,335,124
                                           ----------     ----------
Total current liabilities                   1,475,261      3,340,772

LONG-TERM DEBT, less current portion          110,878        154,794

SHAREHOLDERS' EQUITY

Class A Convertible Preferred Stock (no
 par value; 5% cumulative; 216,945
 shares authorized, 207,700 shares
 issued and outstanding at $10 per
 share stated value)                              -        2,049,307


Class B Convertible Preferred Stock (no
 par value; no dividend preference,
 450,000 shares authorized 242,300
 shares issued and outstanding at $10
 per share stated value)                          -        2,196,853




Common stock (no stated value,
 10,000,000 shares authorized;
 3,013,280 and 1,100,000 shares issued
 and outstanding as of June 30, 1997
 and December 31, 1996, respectively)      10,799,125          1,200



Retained earnings (deficit)                (1,316,872)    (1,074,554)
                                          -----------    -----------

        Total shareholders' equity          9,482,253      3,172,806
                                          -----------   ------------

        Total liabilities and
          shareholders' equity            $11,068,392    $ 6,668,372
                                          ===========    ===========

* Condensed from audited financial statements


STATEMENTS OF OPERATIONS (Unaudited)           Six months        Six months        Three months       Three months
ENERGY SEARCH INCORPORATED                        Ended             Ended              Ended             Ended
                                              June 30,1997     June 30, 1996        June 30, 1997     June 30, 1996
                                             -------------     -------------      ---------------     -------------
REVENUE
   Net turnkey revenue                           $  599,616       $(147,211)          $(131,758)        $(159,798)
   Oil & Gas Revenue                                139,564         128,182              48,761            55,939
   Management fees                                  157,176          99,250              74,893            55,650
   Other Revenue                                    139,890          38,130              80,887            (6,101)
                                                 ----------      ----------           ---------         ---------

   Total revenue                                  1,036,246         118,351              72,783           (54,310)

OPERATING EXPENSES
   Production expenses                              121,141          84,102              77,216            31,508
   Exploration expenses                              43,754          39,595             (52,066)          (81,179)
   Depreciation, depletion & amortization           257,433         185,052             156,920            99,437
   Interest                                          42,526         135,307              21,876            86,640
   General and administrative                       852,449         471,443             490,499           267,538
                                                 ----------      ----------           ---------         ---------

   Total operating expenses                       1,317,303         915,499             694,445           403,944

   NET (LOSS) FROM OPERATIONS                      (281,057)       (797,148)           (621,662)         (458,254)

OTHER INCOME (EXPENSE)
   Program reimbursement                            (23,673)       (108,804)           ( 14,824)          (53,061)
   Stock issuance expense                              -            (83,080)               -              (83,080)
   Gain on sale of assets                             2,963          54,348                -               54,348
                                                 ----------       ---------           ---------          --------
                Total other (expense)               (20,710)       (137,536)           ( 14,824)          (81,793)

NET (LOSS) BEFORE INCOME TAX
 AND EXTRAORDINARY ITEM                            (301,767)       (934,684)           (636,486)        $(540,047)


   INCOME TAX BENEFIT                               119,198         318,200             234,198          162,318
                                                 ----------      ----------           ---------         ---------

NET (LOSS) BEFORE EXTRAORDINARY ITEM             $ (182,569)      $(616,484)          $(402,288)        $(377,729)

EXTRAORDINARY ITEM-LOSS ON EARLY
EXTINGUISHMENT OF DEBT (NET OF INCOME
 TAX BENEFIT OF $51,000)                               -            (78,920)                -             (78,920)
                                                 ----------      ----------           ---------         ---------
             NET (LOSS)                          $ (182,569)      $(695,404)          $(402,288)        $(456,649)


Earnings per common and common
 equivalent share                                      (.07)           (.63)               (.14)             (.41)


STATEMENTS OF CASH FLOWS

ENERGY SEARCH, INCORPORATED (UNAUDITED)

                                                Six months ended June 30
                                                1997                1996
                                            (Unaudited)         (Unaudited)
                                            -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                  $  (182,569)         $ (695,404)
Adjustments to reconcile net income
 (loss) to net cash used in operating
 activities:
Depreciation, depletion and                     257,433             185,052
 amortization expense
Dryholes and abandonments of previously
 capitalized oil and gas properties                -                 97,360
Loss on early extinguishment of debt               -                129,920

(Gain) on sale of assets                         (2,963)            (54,348)
(Increase) in deferred tax asset               (119,198)           (369,200)
(Increase) decrease in other assets
       Accounts receivable and due from         (73,317)            952,343
        partnerships
   Other current assets                          (2,687)            (13,267)
   Other assets                                 266,104               3,600
Increase (decrease) in liabilities
   Accounts payable and accrued                (342,409)           (258,832)
    liabilities
   Drilling advances                         (1,281,404)           (439,196)
                                            -----------          ----------

Net cash used in operating activities        (1,481,010)           (461,972)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of proven properties                  (136,319)               -
Proceeds from sale of other property              8,548              31,500
 and equipment
Purchase of oil and gas properties and
 other property and equipment                (1,858,046)           (319,291)

Net investment in affiliated                   (177,288)           (116,351)
 partnerships
Purchase of oil and gas leases                   (6,168)            (24,252)
                                            -----------          ----------
Net cash used in investing activities        (2,169,273)           (428,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common
 stock                                        6,551,765                -
Net proceeds from issuance of preferred
 stock                                             -              1,362,920
Payment of dividends on preferred stock         (59,749)                -
Payments on long-term debt                     (285,614)           (288,807)
Payments of loan issue costs                       -                 (4,164)
                                            -----------          ----------
Net cash provided (used) in financing
 activities                                   6,206,402           1,069,949

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                  2,556,119             179,583

CASH AND CASH EQUIVALENTS - Beginning
 of year                                         51,067             105,978
                                            -----------          ----------

CASH AND CASH EQUIVALENTS - End of
 period                                     $ 2,607,186          $  285,561
                                            ===========          ==========

See notes to financial statements

ENERGY SEARCH, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1997 and 1996

BASIS OF PRESENTATION

     The condensed Balance sheets as of June 30, 1997 and December 31, 1996, Statements of Operations for the six-month periods ended June 30, 1997 and 1996, and Statements of Condensed Cash Flows for the six-month periods ended June 30, 1997 and June 30, 1996 have been prepared by the Company.

     In the opinion of management all adjustments, (which include reclassifications and normal recurring adjustments,) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997, and for all periods presented, have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the 1996 audited financial statements and notes thereto included in the exhibits of this filing.

EARNINGS PER SHARE

     Earnings (loss) per share of common and common equivalent stock are based on the weighted average common shares outstanding and are retroactively adjusted for stock splits. The convertible preferred stock is considered to be the equivalent of common stock from the time of its issuance in 1996.

EQUITY FINANCIAL CORPORATION ACQUISITION

     On May 1, 1997, the Company acquired Equity Financial Corporation ("EFC"), a Tennessee corporation and an NASD member broker-dealer. EFC acts as placement agent for each of the Company's drilling programs and received sales commissions in connections with each of these offerings and various other
securities business.   EFC was owned by two of the Company's officers.  The
purchase price was $190,000 plus 7% of the gross commissions generated by EFC (not to exceed 50% of the net income of EFC,) for 3 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is an independent oil and gas development and production company focusing primarily on developmental drilling and production of natural gas reserves in the Appalachian Basin and elsewhere in the mid-continent region of the United States. The Company historically developed oil and gas properties primarily by drilling natural gas wells in joint ventures with Tennessee limited partnerships for which the Company served as managing general partner (the "Affiliated Drilling Partnerships") and in which the Company retained a working interest. The Company has now changed its focus.

     The Company has transitioned from being primarily a driller-operator for syndicated Affiliated Drilling Partnerships to an energy company developing reserves for its own account. The Company in 1996 reduced its debt by converting $2,077,000 of its variable rate subordinated debentures (the "Debentures" or "Debenture Issue") to 207,700 shares of Class A Preferred Stock and raised $2,423,000 in cash by the sale in private placements of 242,300 shares of Class B Preferred Stock. The proceeds of Class A and Class B Preferred Stock were used to eliminate substantially all long term debt of the Company. In January of 1997, all Class A and B shares of Preferred Stock were converted to common stock, on a one-share-for-one-share basis, as a part of the Company's initial public offering of common stock.

      In January of 1997, the Company completed the initial public offering ("IPO") of common stock and common stock purchase warrants in the Company by which it raised approximately $6,551,765 net of expenses. With these proceeds the Company has now shifted its primary operational focus to the development of wells wholly owned by the Company. While the Company anticipates the continued sponsoring of Affiliated Drilling Partnerships on a limited basis, management believes the new focus will allow the Company to more expeditiously develop its own reserves, cash flow from oil and gas revenues, and thus value for the newly public company.

     In July 1996, the Company negotiated its largest acreage acquisition to date, expanding its operations into southern West Virginia. This area, management believes, contains the potential for higher reserves per well and less production cost per cubic foot of gas recovered than the Company's previous areas of operation in southeastern Ohio and western West Virginia. The Company leased in excess of 17,000 acres from Beaver Coal Company, Ltd. (the "Beaver Lease") on which management believes there exists substantial developmental drilling locations (qualified under SEC guidelines as proved undeveloped reserves, "PUDS") offsetting producing wells. Current drilling of 17 wells on this acreage supports the Company's estimates of both reserves and costs. As planned, the Company has utilized a portion of the net proceeds raised in the initial public offering to begin to develop the Beaver Lease. The Company's present strategy is to continue to use the balance of the proceeds of the IPO and current cashflows from operations to develop the Beaver Lease and surrounding areas, as well as other acreage held, or to be acquired by the Company.

SIX MONTHS ENDED JUNE 30, 1997

Financial Condition

     Total assets increased $4,400,020 or 66.0% from December 31, 1996, to June 30, 1997, primarily due to an increase in current assets of $2,632,123, or 290.7%, and a net increase in oil and gas properties of $1,791,859 or 52.0% and a decrease in other assets of $23,962 or 1.0%.

     Current assets increased primarily as a result of the Company's receipt of proceeds from its initial public offering which closed on January 30, 1997. The Company has raised to date approximately $6,551,765 net of underwriter fees, professional fees, and various other costs associated with the stock offering. Pending use, the Company invests the proceeds in short-term, investment grade obligations.

     Oil and gas properties increased primarily as a result of a significant increase in drilling activity in the first six months of 1997 and the acquisition by the Company of oil and gas lease interest in proved properties. Due to the increased drilling activity, the Company increased capital expenditures for drilling in well related equipment from December 31, 1996 to June 30, 1997 in the amount of $572,719 and has recognized intangible drilling costs of $1,186,766 in the first six months due to the Company drilled wells. The Company also acquired a farm-out of oil and gas leases as well as a joint venture working interest in a developmental well during the first six months of 1997 at a total cost of approximately $38,000.

     Other assets decreased primarily due to the prepaid stock offering costs of $265,948 being charged against the common stock account. An offsetting increase in other assets was primarily due to an increase in other property and equipment of $59,876 or 30.8%, an increase in the investments in related partnerships of $76,886 or 5.6%, due to contributions made to Affiliated Drilling Partnerships and the net income (loss) recognized during the period, and an increase in the deferred tax assets of $119,198.

     Total current and long term debt decreased $1,909,427, or 54.6% from December 31, 1996, to June 30, 1997, due to a decrease in current liabilities of $1,865,511, or 55.8% and a decrease in long term debt of $43,916, or 28.4%.

     Current liabilities decreased primarily due to a decrease in drilling advances of $1,281,404. Drilling advances decrease (and revenues are recognized) with the Company's drilling of Affiliated Drilling Partnership wells. The drilling advance decrease represents the Company's drilling of all wells required to be drilled at

December 31, 1996 for Affiliated Drilling Partnerships by March 31, 1997. Accounts payable and accrued expenses decreased $342,409 or 33.1%, and payment by the Company of notes payable due to officers in the amount of $251,773. It is important to note that Drilling activity for Affiliated Drilling Programs varies quarter to quarter. The Company drilled two wells for the 1997 Affiliated Drilling Program through June 30, 1997.

Results of Operations

     During the six months ended June 30, 1997, the Company had a net loss of $182,569 compared to a net loss of $695,404 for the six months ended June 30, 1996. The decrease in the year to date loss is primarily the result of an increase in turnkey revenues of $746,827 between these two periods. The Company drilled to total depth 11 wells in the first quarter of 1997. Of these, 7 gross wells were attributable to Affiliated Drilling Partnerships for which turnkey
revenues were recognized.   This is an increase of 4 gross wells over the first
quarter of 1996. In the second quarter, the Company drilled to total depth 2 wells for the 1997 Affiliated Drilling Program to only one well in the second quarter of 1996. The Company's turnkey drilling activity typically declines in the second quarter as noted below.

     Turnkey revenues of the Company have historically been a major portion of total revenues. These fluctuate quarter to quarter. Since all turnkey drilling for all Affiliated Drilling Partnerships was accomplished in the first quarter of 1997, little turnkey revenues were expected by management in the second quarter of 1997. The Company commenced the 1997 drilling program in May 1997 and drilled two wells to total depth by June 30, 1997. Management expects some level of turnkey revenues attributable to the 1997 program to be realized in the third quarter of 1997. To date the Company has raised $600,000 in the 1997 Drilling Partnership. There can be no assurance, however, that the Company will raise any particular level of funds. As a result, there is no assurance that any increased revenues will result.

     To a lesser degree the increase in earnings is due to an increase in oil and gas revenue, management fees and other revenue of 8.9%, 58.4% and 266.9% respectively, for a total of $171,068. The increase in other revenue is primarily due to the interest earned on the IPO investment account and approximately $28,000 of net commission revenue earned by Equity Financial Corporation, a wholly owned subsidiary.

     Total operating expenses increased $401,804 or 43.9% for the six month period ending June 30, 1997 over the six month period ending June 30, 1996, primarily due to an increase in general and administrative expenses of $381,006, or 80.8%. The increase in general and administrative expenses is due primarily to an increase in total wages of the Company of which officer's salaries for
Messrs. Torrey, Remine and Cooper comprise $202,479.   This results from the
fact that the Company now has two additional officers on the payroll of the
Company.   Messrs. Torrey and Remine were,  prior to the IPO on the payroll of
Equity Financial Corporation, an affiliate. EFC has been acquired by the Company as of May 1, 1997 and Messrs. Torrey and Remine no longer receive a
salary from EFC.   As a direct result of the Company's public status, general and administrative costs have increased in marketing, printing and production,
and professional fees.   Interest expense decreased $92,781 or 68.6% due to the
Company's decrease in debt as discussed above.

     Other income and expense decreased $116,826 or 84.9% resulting from a decrease in program reimbursements of $85,131, or 78.2%, a result of improved performance of Programs resulting from higher natural gas prices and improved production.

LIQUIDITY AND CAPITAL RESOURCES

     The primary source of funds for the six months ended June 30, 1997 continues to be from the issuance of common stock to the public. The Company has raised to date approximately $6,551,765, net of costs. It is currently anticipated that the remaining proceeds of the IPO will be spent primarily on developing the Beaver Lease as well as other developmental drilling activities located generally in the southeastern Ohio and West Virginia areas. Management eventually expects to see positive cash flow from operating activities in 1997 and beyond primarily due to the increased drilling activity for its own account. Pending use of the remaining balance of the IPO proceeds, the Company has invested these funds in short-term, investment grade obligations.

     The Company anticipates additional cash flow from turnkey profits earned on turnkey drilling contracts with future Affiliated Drilling Partnerships in the third and fourth quarter of 1997. However, there can be no assurance of how much, if any, additional cash flow will, in fact, occur. The Company has currently raised $600,000 in the 1997 Affiliated Drilling Partnerships, $486,280 of which was recognized as turnkey revenue for wells drilled to total depth as of June 30, 1997. If additional funds are not raised or if actual drilling costs related to the drilling of Affiliated Drilling Partnership wells exceed the fixed turnkey contract amount, then no additional cash flow from turnkey drilling would be experienced.

     The Company maintains a line of credit (the "Bank One Credit Facility") with Bank One, Texas, N.A. (the "Bank"). The Bank One Credit Facility is secured by all oil and gas assets of the Company. Pending renewal, interest only is payable on the amounts drawn and outstanding. The interest rate applicable is based on a floating rate equal to the Bank's base rate, published from time to time, plus, one and three-fourths percent. Effective July 1, 1997, this line of credit has been increased to $1,020,000. The credit limit reduces by $20,000 per month pending reevaluation at the end of the annual credit period. The Bank has advised the Company that the personal guarantees of current guarantors have been eliminated. This is primarily due to the improved capitalization of the Company resulting from the initial public offering.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Neither the Company, its properties, nor any of its directors or officers is involved in any material litigation or administrative proceedings, nor do any of them have any knowledge that any such litigation or proceeding may be contemplated.

ITEM 2.  CHANGES IN SECURITIES

     Following is information required by Item 701 of Regulation S-B as to all equity securities of the registrant sold by the registrant during the period covered by this report. No such securities were registered under the Securities Act of 1933.

     (a)  Issuance of Common Stock

     By board of directors action as of June 1, 1997, Jim Harry, an employee of the Company, was issued 800 shares of unregistered Common Stock of the Company in consideration for services rendered pursuant to his employment contract. The issuance of these securities was exempt pursuant to Section 4(2) of the Securities Act of 1933 and Rule 701 promulgated thereunder.

     (b)  Issuance of Common Stock Purchase Warrants

     Prior to the Company's January 24, 1997 initial public offering ("IPO"), the Company authorized certain common stock purchase warrants which were to be issued to key employees and other agents of the Company for services. Each common stock purchase warrant entitled the holder to purchase one (1) share of common stock at an exercise price of $10.00 per share, which was reduced to $5.00 per share as a result of the post-IPO two for one common stock split (the "Exercise Price"). The only exceptions to these Exercise Prices were the 4,000 warrants issued each to Derry M. Thompson and James T. McKay, which had an Exercise Price of $0.01 per share. The common stock purchase warrants were to be exercisable within 90 days after completion of the IPO.


                                                              OFFERING             SECURITIES ACT OR SEC
DATE (1)         AMOUNT ISSUED (2)     ISSUED TO            CONSIDERATION            RULE EXEMPTION (3)
-------          -----------------     ---------            -------------          ---------------------
7-1-96                   400         Brenda B Suttles          services*               4(2); Rule  701
7-1-96                 1,000         David L. Tuttle           services*               4(2); Rule  701
7-1-96                 1,000         Roy A. Lemasters          services*               4(2); Rule  701
7-1-96                   600         Timothy A. Boggess        services*               4(2); Rule  701
7-1-96                   400         Debra A. Martin           services*               4(2); Rule  701
7-1-96                   400         Andrew S. Pakes           services*               4(2); Rule  701
7-1-96                 1,960         James T. McKay            services                      4(2)
7-1-96                 3,396         Derry M. Thompson         services                      4(2)
7-1-96                   480         Palm States Equities      services                      4(2)
7-1-96                    80         World Invest Corporation  services                      4(2)
7-1-96                    60         Gaines C. Walker          services                      4(2)
7-1-96                 1,238         Robert L. Remine          services*                     4(2)
7-1-96                 1,238         Charles P. Torrey, Jr.    services*               4(2); Rule  701
7-1-96                 1,238         Richard S. Cooper         services*               4(2); Rule  701
7-1-96                 4,000         Derry M. Thompson         services                      4(2)
7-1-96                 4,000         James T. McKay            services                      4(2)
10-1-96                  480         James T. McKay            services                      4(2)
10-1-96                2,400         Derry M. Thompson         services                      4(2)
10-1-96                1,260         Robert L. Remine          services*               4(2); Rule  701
10-1-96                1,260         Charles P. Torrey Jr.     services*               4(2); Rule  701
10-1-96                1,260         Richard S. Cooper         services*               4(2); Rule  701
2-28-97                  480         Derry M. Thompson         services                      4(2)
2-28-97                  480         Robert L. Remine          services*               4(2); Rule  701
2-28-97                  480         Charles P. Torrey, Jr.    services*               4(2); Rule  701
2-28-97                  480         Richard S. Cooper         services*               4(2); Rule  701
2-28-97                  200         Mitzi Kopotic             services*               4(2); Rule  701

(1) Represents the date the issuance of the common stock purchase warrants was approved by the board of directors of the Company.

(2) Represents the number of common shares the holder may purchase pursuant to the warrants issued. These numbers are after the post-IPO two for one common stock split.

(3) The common stock purchase warrants were issued by the Company in transactions not involving a public offering exclusively to persons with pre-existing employment, or other business relationships with the Company, as a result of employment services (designated by *), or marketing and related services rendered in connection with the Company's year-end private placement, direct participation drilling program known as Energy Search Natural Gas 1996-A L.P.

     In addition to the foregoing, by board of directors' action effective June 1, 1997, Daniel S. Edmunds was issued 25,000 common stock purchase warrants to purchase one share of common stock of the Company per warrant at an exercise price of $6.50 per share on or before an exercise date of January 30, 2002. Mr. Edmunds is an employee of Equity Financial Corporation, a wholly-owned subsidiary of the Company, and was issued such warrants in consideration for his services. The issuance of such warrants to Mr. Edmunds was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 701 promulgated thereunder.

     (c) Exercise of Common Stock Purchase Warrants

     All of the following shares of common stock of the Company were issued to persons who exercised common stock purchase warrants previously issued to them in connection with employment or consulting services rendered by them, respectively, to the Company. There were no underwriting commissions or discounts paid with respect to the exercise of such common stock purchase warrants or the issuance of shares of common stock resulting therefrom.

                                     NUMBER OF
DATE OF ISSUE                     SHARES ISSUED                         OFFERING PRICE          SECURITIES ACT OR
     (1)         SECURITIES            (2)            ISSUED TO               (3)              SEC RULE EXEMPTION

-------------    ----------       -------------     -------------       --------------         ------------------

    6-1-97      Common Stock            400        Brenda B. Suttles           $ 2,000         Section 4(2); Rule 701(4)
    6-1-97      Common Stock            200        Mitzi Kopotic               $ 1,000         Section 4(2); Rule 701(4)
    6-1-97      Common Stock          1,000        David L. Tuttle             $ 5,000         Section 4(2); Rule 701(4)
    6-1-97      Common Stock          1,000        Roy A. Lemasters            $ 5,000         Section 4(2); Rule 701(4)
    6-1-97      Common Stock            600        Timothy A. Boggess          $ 3,000         Section 4(2); Rule 701(4)
    6-1-97      Common Stock            400        Debra A. Martin             $ 2,000         Section 4(2); Rule 701(4)
    6-1-97      Common Stock            400        Andrew S. Pakes             $ 2,000         Section 4(2); Rule 701(4)
    6-1-97      Common Stock          4,000        Derry M. Thompson           $    20         Section 4(2)(5)
    6-1-97      Common Stock          4,000        James T. McKay              $    20         Section 4(2)(5)
    6-1-97      Common Stock          1,960        James T. McKay              $ 9,800         Section 4(2)(5)
    6-1-97      Common Stock          3,396        Derry M. Thompson           $16,980         Section 4(2)(5)
    6-1-97      Common Stock            480        Palm States Equities        $ 2,400         Section 4(2)
    6-1-97      Common Stock             80        World Invest Corporation    $   400         Section 4(2)
    6-1-97      Common Stock          1,238        Robert L. Remine            $ 6,190         Section 4(2); Rule 701(4)
    6-1-97      Common Stock          1,238        Richard S. Cooper           $ 6,190         Section 4(2); Rule 701(4)
    6-1-97      Common Stock          1,238        Charles P. Torrey, Jr       $ 6,190         Section 4(2); Rule 701(4)
    6-1-97      Common Stock             60        Gaines C. Walker            $   300         Section 4(2)(5)
    6-1-97      Common Stock            480        James T. McKay              $ 2,400         Section 4(2)(5)
    6-1-97      Common Stock          2,400        Derry M. Thompson           $12,000         Section 4(2)(5)
    6-1-97      Common Stock          1,260        Robert L. Remine            $ 6,300         Section 4(2); Rule 701(4)
    6-1-97      Common Stock          1,260        Richard S. Cooper           $ 6,300         Section 4(2); Rule 701(4)
    6-1-97      Common Stock          1,260        Charles P. Torrey, Jr       $ 6,300         Section 4(2); Rule 701(4)

(1) Represents the effective date that the issuance of the shares of common stock was approved by the board of directors of the Company.

(2) All shares of common stock were issued pursuant to the exercise of common stock purchase warrants held by the holders.

(3) Represents the aggregate exercise price of the holders' common stock purchase warrants.

(4) All of these shares of common stock of the Company were issued as a result of exercise common stock purchase warrants previously issued in a private transaction to the holders by the Company, all of which holders were either existing employees or consultants of the Company at the time of receipt of the common stock purchase warrants. The common stock purchase warrants were issued as a form of compensation or benefit to the holders. The exercise price of the common stock purchase warrants were determined by the Company, in its discretion.

(5) All of these shares of common stock were issued as a result of common stock purchase warrants previously issued in a private transaction to the holders by the Company. The common stock purchase warrants were issued in a private transaction to persons with whom the Company had a substantial pre-existing relationship. These persons have for several years, as associated persons of Equity Financial Corporation ("EFC") an NASD broker-dealer and affiliate of the Company, marketed the Company's private placement direct participation drilling programs. The common stock purchase warrants were issued to the holders as consideration for company loyalty and services.

     (d) Issuance Of New Common Stock Purchase Warrants In Exchange For Outstanding Common Stock Purchase Warrants Of Certain Management Persons And Certain Key Marketing Persons.

     Effective April 7, 1997, the board of directors of the Company authorized the issuance of certain common stock purchase warrants to individuals identified below who are management or key marketing personnel of the Company (the "Holders"). These individuals were previously the owners of certain common stock purchase warrants (the "Pre-IPO Warrants") issued prior to the January 24, 1997 initial public offering of the Company's common stock, and series A common stock purchase warrants. According to their terms, the Pre-IPO Warrants entitled the holder to one share of common stock per Pre-IPO Warrant. The exercise price was $5.00 per share; and the Pre-IPO Warrants were required to be exercised by April 24, 1997.

     The listed "ask" price on the NASDAQ Small-Cap Stock Market of the Company's Units (comprised of one share of common stock and one Series A common stock purchase warrant each,) as of close of the market on April 7, 1997 was $6.125. The Holders indicated that they would agree to not exercise their Pre-IPO Warrants at $5.00 per share as of April 24, 1997, if the Company would agree to issue new common stock purchase warrants (the "New Warrants") in exchange for the Pre-IPO Warrants that would entitle the Holders to purchase the same number of shares of common stock as under the Pre-IPO Warrants, at an exercise price of $6.50 per share; and subject to an exercise date of no later than January 30, 2002. The Holders agreed to exchange their Pre-IPO Warrants for New Warrants as evidence of their belief in the ability of management to enhance the stock value of the Issuer over time. Of course, there can be no assurance that the stock value of the Company will appreciate over any particular period of time, or at all. The board of directors determined that it was in the best interest of the Company and the holders of common stock of the Company to issue the New Warrants to the Holders in exchange for the Pre-IPO Warrants.

     Pursuant to the April 7, 1997 board of directors authorizing resolution, as of June 1, 1997, the board of directors issued the following common stock purchase warrants (the "New Warrants") to the Holders in exchange for surrender by the Holders of their Pre-IPO Warrants, as indicated below. All of the following transactions are exempt from registration pursuant to the Securities Act of 1933 under Section 4(2) of such Act.


NAME OF WARRANT HOLDER      NO. OF PRE-IPO WARRANTS     NO. OF NEW WARRANTS

Charles P. Torrey, Jr.                2,978                    2,978
Robert L. Remine                      2,978                    2,978
Richard S. Cooper                     2,978                    2,978
Derry M. Thompson                     6,276                    6,276
James T. McKay                        2,440                    2,440


                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Energy Search, Incorporated
                                      --------------------------------
                                                (Company)

Date:     August 12, 1997             /s/ Richard S. Cooper, President
          ---------------             --------------------------------
                                             Richard S. Cooper