Form 10QSB
period 1997-09-30
ENERGY SEARCH INC
filed 1997-11-12
CIK 932181

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

               For the Quarterly Period Ended September 30, 1997

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period From ____ to ______

                             ____________________

                            Commission File Number __________

                          ENERGY SEARCH, INCORPORATED

TENNESSEE                                                             62-1423071

      280 FORT SANDERS WEST BLVD., SUITE 200, KNOXVILLE, TENNESSEE  37922

                                 (800) 551-5810

Check mark whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]        No[_]

  The number of shares outstanding of each of the issuer's classes of common equity,
      as of the latest practicable date: 3,013,280 (September 30, 1997)
                                         ---------

           Traditional Small Business Disclosure Format (check one):
                             Yes [X]        No [_]

================================================================================

                          ENERGY SEARCH, INCORPORATED

PART I                                                                                  PAGE
FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          BALANCE SHEETS AT SEPTEMBER 30, 1997 AND DECEMBER 31, 1996                       2

          STATEMENTS OF OPERATIONS
          THREE AND NINE-MONTH PERIODS ENDED
          SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996                                        4

          STATEMENTS OF CASH FLOWS
          NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996               5

          NOTES TO FINANCIAL STATEMENTS                                                    6

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                                                       6

PART II

OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS                                                               10

ITEM 2    CHANGES IN SECURITIES                                                           10
ITEMS 3, 4, 5 AND 6 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS

ENERGY SEARCH, INCORPORATED

                                                      September 30,         December 31,
                                                          1997                 1996*
                                                       (Unaudited)
                                                 ------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                        $ 1,282,093          $    51,067
     Accounts receivable                                  216,198              111,376
     Due from related partnerships, net                   197,249              621,865
     Other current assets                                 138,302              121,067
                                                      -----------          -----------
                         Total current assets           1,833,842              905,375

OIL AND GAS PROPERTIES, USING SUCCESSFUL
EFFORTS ACCOUNTING
     Proved properties                                  9,545,734            6,011,800
     Unproved properties                                  191,278              186,159
     Less accumulated depreciation, depletion and
     amortization                                      (2,927,586)          (2,751,099)
                                                      -----------          -----------
                   Net oil and gas properties           6,809,426            3,446,860

OTHER ASSETS
     Other property and equipment, net                    254,550              194,668
     Investments in related partnerships                1,377,514            1,363,423

     Deferred tax asset                                   609,505              413,000

     Other assets                                          73,532              345,046
                                                      -----------          -----------
                           Total other assets           2,315,101            2,316,137

                                 Total assets          10,958,369          $ 6,668,372
                                                      ===========          ===========

* Condensed from audited financial statements

                                                            September 30,         December 31,
                                                                1997                 1996*
                                                             (Unaudited)
                                                       ------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

     Notes payable                                           $   650,683          $   902,456
     Current portion of long-term debt                            70,650               69,729
     Accounts payable and accrued expenses                       768,540            1,033,463
     Drilling advances                                                 -            1,335,124
                                                             -----------          -----------
                         Total current liabilities             1,489,873            3,340,772

LONG-TERM DEBT, less current portion                             104,651              154,794

SHAREHOLDERS' EQUITY

Class A Convertible Preferred Stock (no par value; 5%
  cumulative; 216,945 shares authorized, 207,700 shares
  issued and outstanding at $10 per share stated value)                -            2,049,307
Class B Convertible Preferred Stock (no par value; no
  dividend preference, 450,000 shares authorized 242,300
  shares issued and outstanding at $10 per share stated
  value)                                                               -            2,196,853

Common stock (no stated value, 10,000,000 shares
  authorized; 3,013,280 and 1,100,000 shares issued and
  outstanding as of September 30, 1997 and December 31,
  1996, respectively)                                         10,799,125                1,200

Retained earnings (deficit)                                   (1,435,280)          (1,074,554)
                                                             -----------          -----------

                        Total shareholders' equity             9,363,845            3,172,806
                                                             -----------          -----------

        Total liabilities and shareholders' equity           $10,958,369          $ 6,668,372
                                                             ===========          ===========

* Condensed from audited financial statements

STATEMENTS OF OPERATIONS                        Nine months          Nine months           Three months         Three months
ENERGY SEARCH INCORPORATED                         Ended                Ended                 Ended                 Ended
                                                September 30,        September 30,         September 30,         September 30,
                                                    1997                1996                  1997                 1996
                                                 (Unaudited)          (Unaudited)           (Unaudited)           (Unaudited)
                                                 -----------          -----------           -----------           -----------
REVENUE
     Net turnkey revenue                              $540,480              $186,177             $(59,136)           $333,388
     Oil & Gas Revenue                                 335,454               197,394              195,890              69,212
     Management fees                                   210,708               176,390               53,532              77,140
     Other Revenue                                     264,110                42,399              124,220               4,269
                                                    ----------          ------------            ---------          ----------

     Total revenue                                   1,350,752               602,360              314,506             484,009

OPERATING EXPENSES
     Production expenses                               175,064               127,214               53,923              43,112
     Exploration expenses                               74,535               190,349               30,781             150,754
     Depreciation, depletion & amortization            400,187               277,579              142,754              92,527
     Interest                                           63,045               179,789               20,519              44,482
     General and administrative                      1,104,185               871,019              251,736             399,576
                                                    ----------          ------------            ---------          ----------

     Total operating expenses                        1,817,016             1,645,950              499,713             730,451

     NET (LOSS) FROM OPERATIONS                       (466,264)           (1,043,590)            (185,207)           (246,442)

OTHER INCOME (EXPENSE)
     Program reimbursement                             (35,395)             (170,336)             (11,722)            (61,532)
     Stock issuance expense                                  -               (83,080)                   -
     Gain on sale of assets                              4,177                53,096                1,214              (1,252)
                                                    ----------          ------------            ---------          ----------
                   Total other (expense)               (31,218)             (200,320)             (10,508)            (62,784)

NET (LOSS) BEFORE INCOME TAX
AND EXTRAORDINARY ITEM                                (497,482)           (1,243,910)            (195,715)          $(309,226)

     INCOME TAX BENEFIT                                196,505               440,344               77,307             122,144
                                                    ----------          ------------            ---------          ----------

NET (LOSS) BEFORE EXTRAORDINARY                     $ (300,977)             (803,566)           $(118,408)          $(187,082)
ITEM

EXTRAORDINARY ITEM-LOSS ON EARLY
EXTINGUISHMENT OF DEBT (NET OF INCOME TAX
BENEFIT OF $51,000)                                          -               (78,920)                   -                   -
                                                    ----------          ------------            ---------          ----------

      NET (LOSS)                                    $ (300,977)           $ (882,486)           $(118,408)         $ (187,082)

Earnings per common and common equivalent
share                                                     (.11)                 (.80)                (.04)               (.17)

STATEMENTS OF CASH FLOWS

ENERGY SEARCH, INCORPORATED

                                                                             Nine months ended September 30
                                                                              1997                  1996
                                                                           (Unaudited)          (Unaudited)
                                                                      ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                           $  (300,977)              $  (882,486)
Adjustments to reconcile net income (loss) to net cash used
   in operating activities:
Depreciation, depletion and amortization expense                         400,187                  277,579
Dryholes and abandonments of previously capitalized oil
   and gas properties                                                      2,865                  109,789
Loss on early extinguishment of debt                                                              129,920
(Gain) on sale of assets                                                  (4,177)                 (53,096)
(Increase) in deferred tax asset                                        (196,505)                (491,344)
(Increase) decrease in other assets
       Accounts receivable and due from partnerships                     319,794                  951,932
       Other current assets                                              (17,235)                 (27,819)
       Other assets                                                      250,786                  (80,100)
Increase (decrease) in liabilities
       Accounts payable and accrued liabilities                         (264,923)                (323,052)
       Drilling advances                                              (1,335,124)                (756,871)
                                                                     ------------              -----------

             Net cash used in operating activities                    (1,145,309)              (1,145,548)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of proven properties                                           (143,743)                (182,429)
Proceeds from sale of other property and equipment                        10,048                   37,000
Purchase of oil and gas properties and other property and
   equipment                                                          (3,508,313)                (488,222)
Net investment in affiliated partnerships                               (164,694)                (109,230)
Purchase of oil and gas leases                                            (7,984)                 (32,356)
                                                                     ------------              -----------
             Net cash used in investing activities                    (3,814,686)                (775,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                             6,551,765                        -
Net proceeds from issuance of preferred stock                                  -                2,184,160
Proceeds from issuance of long term debt                                                           15,000
Payment of dividends on preferred stock                                  (59,749)                       -
Payments on long-term debt                                              (300,995)                (252,523)
Payments of loan issue costs                                                   -                  (24,164)
                                                                     ------------              -----------
          Net cash provided (used) in financing activities             6,191,021                1,922,473

 NET INCREASE IN CASH AND CASH EQUIVALENTS                             1,231,026                    1,688

  CASH AND CASH EQUIVALENTS - Beginning of year                           51,067                  105,978
                                                                     ------------              -----------
   CASH AND CASH EQUIVALENTS - End of period                         $ 1,282,093               $  107,666
                                                                     ===========               ===========

See notes to financial statements

ENERGY SEARCH, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1997 and 1996

BASIS OF PRESENTATION


     The condensed Balance Sheets as of September 30, 1997 and December 31, 1996, Statements of Operations for the three and nine-month periods ended September 30, 1997 and 1996, and Statements of Condensed Cash Flows for the nine-month periods ended September 30, 1997 and September 30, 1996 have been prepared by the Company.

     In the opinion of management all adjustments, (which include reclassifications and normal recurring adjustments,) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997, and for all periods presented, have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

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

     The Company has transitioned from being primarily a driller-operator for syndicated Affiliated Drilling Partnerships to an energy company developing reserves for its own account. The Company in 1996 reduced its debt by converting $2,077,000 of its variable rate subordinated debentures (the "Debentures" or "Debenture Issue") to 207,700 shares of Class A Preferred Stock and raised $2,423,000 in cash by the sale in private placements of 242,300 shares of Class B Preferred Stock. The proceeds of Class A and Class B Preferred Stock were used to eliminate substantially all long-term debt of the Company. In January of 1997, all Class A and B shares of Preferred Stock were converted to common stock, on a one-share-for-one-share basis, as a part of the Company's initial public offering of common stock.

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

     The Company continues to develop its largest contiguous acreage position in southern West Virginia, the Beaver Lease. This area, management believes, contains the potential for higher reserves per well with less associated drilling and completion cost per cubic foot of gas recovered. As planned, the Company has utilized a significant portion of the net proceeds raised in the Company's initial public offering to begin to develop the Beaver Lease. The Company's present strategy is to continue to develop the Beaver Lease and surrounding areas, as well as other acreage held, or to be acquired by the Company.

DEVELOPMENTS SINCE SEPTEMBER 30, 1997

          On October 27, 1997, the Company completed a Regulation D Offering of common stock in the Company by which it raised approximately $4,725,000, after deducting the Underwriters' discount and non-accountable expense allowance. The Company estimates additional offering expenses of $75,000. The Company intends to use the net proceeds to increase working capital. The additional working capital will be used for continued development of the Beaver Lease, further developmental drilling activities elsewhere in southeastern Ohio and West Virginia and for acquisition opportunities which may present themselves in areas proximate to existing operations. The funds will ultimately be applied as natural gas and oil opportunities present themselves.

NINE MONTHS ENDED SEPTEMBER 30, 1997

Financial Condition

     Total assets increased $4,289,997 or 64.3% from December 31, 1996, to September 30, 1997, primarily due to the funds received from the initial public offering and the application thereof.

     Current assets increased $928,467 or 102.5%. The Company has raised to date approximately $6,551,765 net of underwriter fees, professional fees, and various other costs associated with the stock offering. Pending use, the Company invests the proceeds in short-term, investment grade obligations. At September 30, 1997, the balance in the investment account was approximately $850,000. Due from related partnerships decreased $424,616 or 68.3% primarily due to the collection of the 1996-A year-end Affiliated Drilling Partnership receivable in January 1997.

     Oil and gas properties increased $3,362,566 or 97.5% primarily as a result of a significant increase in drilling activity in the first nine months of 1997 and the acquisition by the Company of oil and gas lease interests in proved properties. Due to the increased drilling activity, the Company increased capital expenditures for drilling in well related equipment from December 31, 1996 to September 30, 1997 in the amount of $1,149,767 and has recognized intangible drilling costs of $2,240,423 in the first nine months due to the Company drilled wells

     Other assets decreased primarily due to the prepaid stock offering costs of $265,948 being charged against the common stock account when the initial public offering was closed. An offsetting increase in other assets was primarily due to an increase in other property and equipment of $59,882 or 30.8%, and an increase in the deferred tax assets of $196,505.

     Total liabilities decreased $1,901,042 or 54.4% from December 31, 1996, to September 30, 1997, due to a decrease in current liabilities of $1,850,899 or 55.4% and a decrease in long term debt of $50,143 or 32.4%.

     Current liabilities decreased primarily due to a decrease in drilling advances of $1,335,124. Drilling advances decrease (and revenues are recognized) with the Company drilling Affiliated Drilling Partnership wells. The drilling advance decrease represents the Company drilling all wells required to be drilled at December 31, 1996 for Affiliated Drilling Partnerships by March 31, 1997. The Company raised an additional $765,000 through the 1997 Affiliated Drilling Partnership in the second and third quarters of 1997. The Company completed the required drilling for the 1997 Affiliated Drilling Partnership by September 30, 1997. Accounts payable and accrued expenses decreased $264,923 or 25.6%. Notes payable decreased $251,773 or 27.9% due to the payment by the Company of notes payable due to officers in the amount of $251,773.

Results of Operations

     During the nine months ended September 30, 1997, the Company had a net loss of $300,977 compared to a net loss of $882,486 for the nine months ended September 30, 1996. The decrease in the year to date loss is primarily the result of an increase in turnkey revenues of $354,303 between these two periods.

     Turnkey revenues of the Company have historically been a major portion of total revenues. These fluctuate quarter to quarter. The Company drilled to total depth 11 wells in the first quarter of 1997. Of these, 7 gross wells were attributable to Affiliated Drilling Partnerships for which turnkey revenues were recognized. This is an increase of 4 gross wells over the first quarter of 1996. Since all turnkey drilling for all Affiliated Drilling Partnerships was accomplished in the first quarter of 1997, management expected little turnkey revenues in the second and third quarters of 1997. The Company commenced the 1997 drilling program in May 1997 and drilled two wells to total depth by June 30, 1997 compared to only one well in the second quarter of 1996. The Company drilled one well to total depth in the third quarter and thereby completed drilling for the 1997 drilling program by September 30, 1997.

     During the three months ended September 30, 1997, the Company's turnkey expenses were in excess of turnkey revenue by $59,136 compared to turnkey revenue of $333,388 for the three months ended September 30, 1996. The decrease in turnkey revenue of $392,524 or 117.7% is due to a decrease in turnkey drilling in the third quarter of 1997. As noted above, the Company drilled one well in the third quarter of 1997 to four wells for the same period in 1996. This decrease in turnkey revenues in the third quarter is consistent with the Company's changing focus to drilling wells for its own account. In 1997, the Company has drilled 14 wells for its own account. The Company contemplates sponsoring a 1997-A drilling program in the fourth quarter and if successful, would expect some level of turnkey revenues attributable to such program in the fourth quarter of 1997. There can be no assurance, however, that the Company will raise any particular level of funds. As a result, there is no assurance that any increased revenues will result therefrom.

     To a lesser degree the increase in earnings is due to an increase in oil and gas revenue, management fees and other revenue of 69.9%, 19.5% and 522.9% respectively, for a total of $394,089. Oil and gas revenue increased due to the 14 Company wells drilled and the related revenue recognized in the third quarter. The increase in other revenue is primarily due to the interest earned on the IPO investment account of approximately $122,000, and approximately $115,000 of net operating commission revenue earned by Equity Financial Corporation, a wholly owned subsidiary.

     Total operating expenses increased $171,066 or 10.4% for the nine month period ending September 30, 1997 over the nine month period ending September 30, 1996, primarily due to a decrease in exploration costs of $115,814 or 60.8% primarily due to the capitalization of landman expenses related to the Company wells, an increase in depreciation, depletion and amortization expense of $122,608 or 44.2% due to the write down of the investments in related partnerships, and an increase in general and administrative expenses of $233,166, or 26.8%. The increase in general and administrative expenses is due primarily to an increase in total wages of the Company of which officer's salaries for Messrs. Torrey, Remine and Cooper comprise $405,000. This results from the fact that the Company now has two additional officers on the payroll of the Company. Messrs. Torrey and Remine were, prior to the IPO on the payroll of Equity Financial Corporation, an affiliate. The Company as of May 1, 1997 has acquired EFC and Messrs. Torrey and Remine no longer receive a salary from EFC. As a direct result of the Company's public status, general and administrative costs have increased in marketing, printing and production, and professional fees. Interest expense decreased $116,744 or 64.9% due to the Company's decrease in debt as discussed above.

     During the three months ended September 30, 1997, the Company's general and administrative expenses decreased $147,840 or 37.0% due to the increase in expenses as noted above and an offsetting decrease of approximately $318,000 due to the capitalization of costs associated with the drilling and preparation of the wells for production for the nine month period ending September 30, 1997. These costs will eventually be transferred to oil and gas properties or expensed depending on the outcome of the well.

     Other income and expense decreased $169,102 or 84.4% for the nine month period ending September 30, 1997 over the nine month period ending September 30, 1996 primarily due to a decrease in program reimbursements of $134,941, or 79.2%, a result of improved performance of Programs resulting from higher natural gas prices and improved production.

LIQUIDITY AND CAPITAL RESOURCES

     The primary source of funds for the nine months ended September 30, 1997 continues to be from the issuance of common stock to the public. The Company has raised to date approximately $6,551,765, net of costs. As anticipated the proceeds from the IPO have been spent primarily on developing the Beaver Lease as well as other developmental drilling activities located generally in the southeastern Ohio and West Virginia areas. Management eventually expects to see positive cash flow from operating activities in 1997 and beyond primarily due to the increased drilling activity for its own account. Pending use of the remaining balance of the IPO proceeds, the Company has invested these funds in short-term, investment grade obligations.

     The Company anticipates additional cash flow from turnkey profits earned on turnkey drilling contracts with future Affiliated Drilling Partnerships in the future. However, there can be no assurance of how much, if any, additional cash flow will, in fact, occur. The Company has currently raised $765,000 in the 1997 Affiliated Drilling Partnerships, $734,400 of which was recognized as turnkey revenue for wells drilled to total depth as of September 30, 1997. The Company contemplates sponsoring a 1997-A drilling program to be available in the fourth quarter of 1997. If additional funds are not raised or if actual drilling costs related to the drilling of Affiliated Drilling Partnership wells exceed the fixed turnkey contract amount, then no additional cash flow from turnkey drilling would be experienced.

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

     On October 27, 1997, the Company completed a Regulation D private placement of common stock in the Company by which it raised approximately $4,725,000, after deducting the broker-dealers' commissions and non-accountable expense allowance. The Company estimates additional offering expenses of $75,000. The Company intends to use the net proceeds to increase working capital. The additional working capital will be used for continued development of the Beaver Lease, further developmental drilling activities elsewhere in southeastern Ohio and West Virginia and for acquisition opportunities which may present themselves in areas proximate to existing operations. The funds will ultimately be applied as natural gas and oil opportunities present themselves.

     The following table sets forth the assets, liabilities and capitalization of the Company as of September 30, 1997, as reflected in the interim financial statements and the pro forma assets, liabilities and capitalization of the Company as of September 30, 1997, giving effect to the sale of 750,000 common shares, at $7.00 per share, and the application of the net proceeds.

                                                                               Pro Forma
                                                             September 30,   September 30,
                                                                  1997            1997
                                                                  ----            ----
     Total assets                                             $ 10,958,369     $15,608,369
     Total liabilities                                        $  1,594,524     $ 1,594,524

     Shareholders' Equity
          Common stock (no stated value, 10,000,000
          shares authorized, 3,013,280 shares issued
          and outstanding)                                      10,799,125      15,449,125
          Accumulated deficit                                   (1,435,280)     (1,435,280)
                                                              ------------     -----------
               Total shareholders' equity                     $  9,363,845     $14,013,845
     Total liabilities and shareholders' equity               $ 10,958,369     $15,608,369

     After completion of the Regulation D offering, the Company will have 3,763,280 shares issued and outstanding.


                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     Neither the Company, its properties, nor any of its directors or officers is involved in any material litigation or administrative proceedings, nor do any of them have any knowledge that any such litigation or proceeding may be contemplated.

ITEM 2.  CHANGES IN SECURITIES

     Following is information required by Item 701 of Regulation S-B as to all equity securities of the registrant sold or issued by the registrant from periods dating prior to and during the period covered by this report. The following information restates and supersedes any similar information provided in Part II of Form 10-QSB for the quarterly period ended June 30, 1997 for the Company previously filed. None of the following securities were registered under the Securities Act of 1933.

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

     (b)  Issuance of Common Stock Purchase Warrants

     Following is a list of common stock purchase warrants issued by the Company prior to and since the

Company's initial public offering. None of the following warrants were registered.


REF                            AMOUNT                                        Offering         SECURITIES ACT OR SEC RULE
NO.           DATE (1)         ISSUED (2)        ISSUED TO                 CONSIDERATION          EXEMPTION (3)
---           --------         ----------        ---------                 -------------       ---------------------------
  1             7-1-96             400         Brenda B. Suttles              services*              4(2); Rule  701
  2             7-1-96           1,000         David L. Tuttle                services*              4(2); Rule  701
  3             7-1-96           1,000         Roy A. Lemasters               services*              4(2); Rule  701
  4             7-1-96             600        Timothy A. Boggess              services*              4(2); Rule  701
  5             7-1-96             400         Debra A. Martin                services*              4(2); Rule  701
  6             7-1-96             400         Andrew S. Pakes                services*              4(2); Rule  701
  7             7-1-96           1,960          James T. McKay                services                    4(2)
  8             7-1-96           3,396        Derry M. Thompson               services                    4(2)
  9             7-1-96             480       Palm States Equities             services                    4(2)
 10             7-1-96              80        World Invest Corp               services                    4(2)
 11             7-1-96              60         Gaines C. Walker               services                    4(2)
 12             7-1-96           1,238         Robert L. Remine               services*                   4(2)
 13             7-1-96           1,238      Charles P. Torrey, Jr.            services*              4(2); Rule  701
 14             7-1-96           1,238        Richard S. Cooper               services*              4(2); Rule  701
 15             7-1-96           4,000        Derry M. Thompson               services                    4(2)
 16             7-1-96           4,000          James T. McKay                services                    4(2)
 17            10-1-96             480          James T. McKay                services                    4(2)
 18            10-1-96           2,400        Derry M. Thompson               services                    4(2)
 19            10-1-96           1,260         Robert L. Remine               services*              4(2); Rule  701
 20            10-1-96           1,260      Charles P. Torrey, Jr.            services*              4(2); Rule  701
 21            10-1-96           1,260        Richard S. Cooper               services*              4(2); Rule  701
 22            2-28-97             480        Derry M. Thompson               services                    4(2)
 23            2-28-97             480        Robert L. Remine                services*               4(2); Rule  701
 24            2-28-97             480      Charles P. Torrey, Jr.            services*              4(2); Rule  701
 25            2-28-97             480        Richard S. Cooper               services*              4(2); Rule  701
 26            2-28-97             200          Mitzi Kopotic                 services*              4(2); Rule  701
 27             3-1-97           2,500        Douglas A. Yoakley              services*              4(2); Rule  701
 28             3-1-97           2,500           Kim A. Walbe                 services*              4(2); Rule  701
 29             6-1-97          25,000        Daniel S. Edmunds               services                    4(2)
 30             6-1-97          10,000           Karen Torrey                 services*              4(2); Rule  701
 31             6-1-97           3,000         Roy A. Lemasters               services*              4(2); Rule  701
 32             6-1-97           2,500          Richard Wenter                services                    4(2)

(1) Represents the effective date the issuance of the common stock purchase warrants was approved by the board of directors of the Company.

(2) Represents the number of common shares the holder may purchase pursuant to the warrants issued. These numbers are after the post-IPO two for one common stock split with respect to those warrants issued prior to the initial public offering of the Company.

(3) The common stock purchase warrants were issued by the Company in transactions not involving a public offering exclusively to persons with pre-existing employment, or other business relationships with the Company, as a result of employment services, or service as a director of the Company (designated by *), or marketing and related services rendered in connection with the Company's year-end private placement, direct participation drilling program known as Energy Search Natural Gas 1996-A L.P.

        With regard to Reference Numbers 1-21 above, prior to the Company's January 24, 1997 initial public offering ("IPO"), the Company authorized certain common stock purchase warrants which were to be issued to key employees and other agents of the Company for services. Each common stock purchase warrant entitled the holder to purchase one (1) share of common stock at an exercise price of $10.00 per share, which was reduced to $5.00 per share as a result of the post-IPO two for one common stock split (the "Exercise Price"). The only exceptions to these Exercise Prices were the 4,000 warrants issued each to Derry M. Thompson and James T. McKay, which had an Exercise Price of $0.01 per share. The common stock purchase warrants were to be exercisable within 90 days after completion of the IPO. See subsection (c) below for a list of those common stock purchase warrants which have been exercised and subsection
(d) below for a list of those common stock purchase warrants which have been surrendered for the issuance of new common stock purchase warrants.

     With respect to Reference Numbers 27 and 28 above, by board of directors' action effective March 1, 1997, Messrs. Yoakley and Walbe were issued 2,500 common stock purchase warrants each in consideration for their services as outside directors of the Company. These warrants are exerciseable at $6.50 for a period of 5 years from the date of issuance. The issuance of these warrants was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 701 promulgated thereunder.

     With respect to Reference Numbers 29-31 above, by board of directors' action effective June 1, 1997, Daniel S. Edmunds, Karen Torrey, Roy A. Lemasters and Richard Wenter were issued 25,000, 10,000, 3,000 and 2,500, respectively, common stock purchase warrants to purchase one share of common stock of the Company per warrant at an exercise price of $6.50 per share on or before an exercise date of January 30, 2002. Mr. Edmunds is an employee of Equity Financial Corporation, a wholly-owned subsidiary of the Company, and was issued such warrants in consideration for his services. Ms. Torrey and Mr. Lemasters are employees of the Company and were each issued such warrants in consideration for their services. Mr. Wenter was a consultant for the Company and was issued such warrants in consideration for his services. The issuance of such warrants to employees or consultants of the Company was exempt from registration under
Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated thereunder.

     (c) Exercise of Common Stock Purchase Warrants

     The following shares of common stock of the Company were issued to persons who exercised common stock purchase warrants previously issued to them in connection with employment, consulting or other services rendered by them, respectively, to the Company. There were no underwriting commissions or discounts paid with respect to the exercise of such common stock purchase warrants or the issuance of shares of common stock resulting therefrom.

                                         NUMBER OF                                OFFERING      SECURITIES ACT OR SEC
DATE OF ISSUE (1)      SECURITIES      SHARES ISSUED (2)       ISSUED TO          PRICE (3)        RULE EXEMPTION
-----------------      ----------      -----------------       ---------          ---------    ---------------------
    6-1-97             Common Stock           400          Brenda B. Suttles         $2,000    Section 4(2); Rule 701(4)
    6-1-97             Common Stock           200          Mitzi Kopotic             $1,000    Section 4(2); Rule 701(4)
    6-1-97             Common Stock         1,000          David L. Tuttle           $5,000    Section 4(2); Rule 701(4)
    6-1-97             Common Stock         1,000          Roy A. Lemasters          $5,000    Section 4(2); Rule 701(4)
    6-1-97             Common Stock           600          Timothy A. Boggess        $3,000    Section 4(2); Rule 701(4)
    6-1-97             Common Stock           400          Debra A. Martin           $2,000    Section 4(2); Rule 701(4)
    6-1-97             Common Stock           400          Andrew S. Pakes           $2,000    Section 4(2); Rule 701(4)
    6-1-97             Common Stock         4,000          Derry M. Thompson           $20     Section 4(2)(5)
    6-1-97             Common Stock         4,000          James T. McKay              $20     Section 4(2)(5)
    6-1-97             Common Stock           480          Palm States Equities      $2,400    Section 4(2)


(1) Represents the effective date that the issuance of the shares of common stock was approved by the board of directors of the Company.

(2) All shares of common stock were issued pursuant to the exercise of common stock purchase warrants held by the holders.

(3) Represents the aggregate exercise price of the holders' common stock purchase warrants.

(4) All of these shares of common stock of the Company were issued as a result of exercise common stock purchase warrants previously issued in a private transaction to the holders by the Company, all of which holders were either existing employees, consultants or similar service providers of the Company at the time of receipt of the common stock purchase warrants. The common stock purchase warrants were issued as a form of compensation or benefit to the holders. The exercise price of the common stock purchase warrants were determined by the Company, in its discretion.

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

     Effective April 7, 1997, the board of directors of the Company authorized the issuance of certain common stock purchase warrants to individuals identified below who are management or key marketing personnel of the Company (the "Holders"). These individuals were previously the owners of certain unregistered common stock purchase warrants issued prior to the January 24, 1997 initial public offering of the Company's common stock and series A common stock purchase warrants, or thereafter (the "Unregistered Warrants"). According to their terms, the Unregistered Warrants entitled the holder to one share of common stock per Unregistered Warrant. The exercise price was $5.00 per share; and the Unregistered Warrants were required to be exercised by April 24, 1997.

     The listed "ask" price on the NASDAQ Small-Cap Stock Market of the Company's Units (comprised of one share of common stock and one Series A common stock purchase warrant each,) as of close of the market on April 7, 1997 was $6.125. The Holders indicated that they would agree to not exercise their Unregistered Warrants at $5.00 per share as of April 24, 1997, if the Company would agree to issue new common stock purchase warrants (the "New Warrants") in exchange for the Unregistered Warrants that would entitle the Holders to purchase the same number of shares of common stock as under the Unregistered Warrants, at an exercise price of $6.50 per share; and subject to an exercise date of no later than January 30, 2002. The Holders agreed to exchange their Unregistered Warrants for New Warrants as evidence of their belief in the ability of management to enhance the stock value of the Issuer over time. Of course, there can be no assurance that the stock value of the Company will appreciate over any particular period of time, or at all. The board of directors determined that it was in the best interest of the Company and the holders of common stock of the Company to issue the New Warrants to the Holders in exchange for the Unregistered Warrants.

     Pursuant to the April 7, 1997 board of directors authorizing resolution, as of June 1, 1997, the board of directors issued the following common stock purchase warrants (the "New Warrants") to the Holders in exchange for surrender by the Holders of their Unregistered Warrants, as indicated below. All of the following transactions are exempt from registration pursuant to the Securities Act of 1933 under Section 4(2) of such Act.

   NAME OF WARRANT HOLDER              NO. OF UNREGISTERED WARRANTS                NO. OF NEW WARRANTS
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

     (e)  Regulation D Private Placement of Common Stock

     On or about October 27, 1997, the Company completed the private placement sale of 749,961 shares of common stock at $7.00 per share. The Placement Agent (the "Placement Agent") for the sale of such common stock was Neidiger/Tucker/Bruner, Inc., of Denver, Colorado. Certain other NASD-member broker-dealers, including Equity Financial Corporation, a wholly-owned subsidiary of the Company, participated in the offering as selling agents (the "Participating Selling Agents"). The shares of common stock were sold primarily to accredited investors, as defined in Rule 501 of Regulation D, and to no more than 35 nonaccredited investors. The offer and sale of common stock by the Company in this transaction was exempt from registration under Rule 4(2) of the Securities Act and Rule 506 of Regulation D, promulgated thereunder.

     The total offering proceeds were $5,249,727. Total commissions payable to the Placement Agent were $367,480.89 (7%), and nonaccountable expense allowance payable to the Placement Agent was $157,491.81 (3%) some of which commissions and nonaccountable expense allowance were allowed to Participating Selling Agents.

     As additional compensation for selling the common stock in this transaction, the Company issued to the Placement Agent (and its authorized designees) warrants to purchase 75,000 shares of common stock (the "Participating Selling Agent Warrants"). The Participating Selling Agent Warrants provide for an exercise price of $7.00 per share and an exercise date of no later than January 30, 2002.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Energy Search, Incorporated
                                            -----------------------------------
                                                  (Company)

Date:   November 11, 1997                   /s/ Richard S. Cooper, President
        -----------------                   -----------------------------------
                                                   Richard S. Cooper