Form 10KSB
period 1997-12-31
ENERGY SEARCH INC
filed 1998-03-31
CIK 932181

=============================================================================
                 U. S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1997

          [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ___________ to ____________

                    Commission File Number: 001-12679

                        ENERGY SEARCH, INCORPORATED
              (Name of Small Business Issuer in Its Charter)

                TENNESSEE                           62-1423071
   (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
    Incorporation or Organization)

    280 FORT SANDERS WEST BLVD., SUITE 200
              KNOXVILLE, TENNESSEE                        37922
   (Address of Principal Executive Offices)             (Zip Code)

                              (800) 551-5810
             (Issuer's Telephone Number, Including Area Code)

 Securities Registered Pursuant to Section 12(b) of the Exchange Act: NONE

  Securities registered under Section 12(g) of the Exchange Act: COMMON
                            STOCK, NO PAR VALUE

Check whether the Registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes   __X__        No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   [ ]

The Registrant's total revenues for the year ended December 31, 1997, were $2,361,249.

As of March 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $27,812,950. This amount is based on the sale price of $10.125 per share for the Registrant's stock as of such date.

As of March 27, 1998, the Registrant had outstanding 3,773,241 shares of Common Stock, no par value.

Portions of the Registrant's definitive proxy statement to be filed no later than April 30, 1998 for the Registrant's annual meeting of stockholders are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format (check one): Yes ____  No __X__

=============================================================================

                                  PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL.

Energy Search, Incorporated ("Energy Search" or the "Company") is an independent oil and natural gas company engaged in the exploration, development, production and acquisition of domestic oil and natural gas properties primarily in the Appalachian Basin. In 1997, 95% of the Company's production was natural gas. Commencing in January 1997, the Company shifted its focus from drilling primarily for limited partnerships which it sponsored ("Affiliated Drilling Partnerships") to developing reserves for its own account. As a result of this shift, daily net production, which the Company estimates averaged 0.9 million cubic feet equivalent per day ("MMcfed") in 1997, reached the level of approximately 2.7 MMcfed by January 1998. The Company drilled 36 wells in 1997 (28 net to the Company), of which over 90% were successfully completed thereby increasing its reserves by 93.7%. According to the 1997 year-end reserve report prepared by the Company's independent certified petroleum engineers, Wright & Company, the Company as of December 31, 1997 had proven natural gas reserves of 30.8 billion cubic feet of gas equivalent ("Bcfe") with a pre-tax present value of proved reserves discounted at the rate of 10% per year ("SEC PV-10") of $32.4 million. The Company's future growth is anticipated to be driven by development, exploitation and controlled exploration drilling on its existing properties and the continuation of an opportunistic acquisition strategy in the Appalachian Basin region. The Company drills primarily developed wells and, on occasion, exploratory wells.

The Company was organized as a Tennessee corporation in 1990. Since its inception, the Company has raised over $40.0 million for Affiliated Drilling Partnerships and other energy related partnerships, and has drilled over 230 gross wells in the Appalachian Basin with more than a 90% success rate. During the last 18 months, the Company has grown primarily through opportunistic acquisitions of Appalachian Basin properties and the subsequent development, exploitation and exploration of these properties. These activities have resulted in substantial increases in its reserves and production. In 1996 and 1997, the Company made two significant acquisitions which, due to development by the Company, currently have SEC PV-10 values that are several times their original acquisition price. As a result, the Company has significantly increased its asset base, as shown in the following table.

ASSET GROWTH
----------------------------------------------------------------------------------------------------------------
 DECEMBER 31,                                     1996                     1997                      % CHANGE
----------------------------------------------------------------------------------------------------------------
Net gas reserves (Bcfe)                              16                       31                         93.7
SEC PV-10 ($000s)                               $21,327                  $32,361                         51.7
Acreage under lease                              59,720                   68,610                         14.9
Gross wells drilled                                  23                       36                         56.5
Wells operated                                      177                      370                        109.0
Miles of pipeline operated                           60                       92                         53.3

----------------------------------------------------------------------------------------------------------------

The Company's operations presently are focused entirely in the Appalachian Basin. The Appalachian Basin is characterized by shallow natural gas formations, which historically have provided for highly predictable drilling success rates. In addition, because wells drilled in the Appalachian Basin are closer to the large demand centers in the northeastern United States, natural gas from this area typically has commanded a premium price relative to natural gas produced in areas such as the Gulf Coast and Mid-Continent regions of the United States. In 1997, the Company received an average price for its natural gas of $3.08 per thousand cubic feet ("Mcf") verses an average New York Mercantile Exchange ("NYMEX") price of $2.35 per Mcf.

Throughout the 1990s, the Company averaged drilling of approximately 25 to 35 wells per year. Until February of 1997, substantially all of the Company's wells were drilled in joint ventures with Affiliated Drilling Partnerships which were syndicated primarily by the Company's affiliate, Equity Financial Corporation. The Affiliated Drilling Partnerships participated primarily in development drilling in Washington, Athens and Meigs Counties, Ohio. The Company has drilled over 200 wells with Affiliated Drilling Partnerships, 191 of which the Company operated as of December 31, 1997. The primary geological formations which the Company had targeted in southeastern Ohio for exploration and development are the Clinton Sandstone, the Medina Sandstone, the Lockport Dolomite, the Oriskany Sandstone and the Berea Sandstone.

Management's business plan for the Company currently anticipates drilling an average of approximately 25 to 50 wells per year over the next five years with net cash flow, proceeds of future equity offerings, incurring of additional limited long-term debt, and, on a limited basis, proceeds of future Affiliated Drilling Partnerships. Management believes it can efficiently maintain the planned level of drilling activity in the foreseeable future. Management plans to continue drilling and development activities primarily for the Company's own account which should enable the Company to expand its activities and operations. This plan, management believes, should result in the continued growth of the Company's proved natural gas and oil reserves, net cash flow and shareholder value. As the Company's revenues and net cash flows grow, the Company intends to expand its drilling activities and continue to evaluate and execute natural gas and oil property acquisitions.

The Company was formed by a three member management team with energy, financial, legal and transactional experience. Since formation, the Company has developed a qualified team of geologists, petroleum engineers and land managers. In 1997, the Company hired a chief petroleum engineer from one of the Company's Appalachian Basin competitors. This individual now serves as the Company's Chief Operating Officer. In addition, two land department professionals were added to the Company's management team in 1997 to enhance further the Company's ability to identify, evaluate, acquire and exploit new oil and natural gas development opportunities.

BUSINESS STRATEGY

The Company's objective is to maximize shareholder value by growing reserves, production, cash flow and earnings through active development of its existing properties and through the opportunistic acquisition of Appalachian properties with underexploited value. Fundamental to the execution of the Company's strategy is its focus on the Appalachian Basin region and its foundation of experienced technical personnel strengthened by a high level of financial and transactional experience.

GEOGRAPHIC AND NATURAL GAS FOCUS. The Company focuses on natural gas in the Appalachian Basin. Unlike many exploration and production companies, the Company has concentrated on one region and is one of only a few publicly traded pure Appalachian Basin natural gas producers. The Company believes this region remains attractive for future development, exploration and acquisition activities due to significant reserve potential, a well developed Company infrastructure of gathering systems and pipelines and premium pricing and economics. This geographic focus has enabled the Company to build and utilize a base of region-specific geological, geophysical, engineering and production expertise.

Management believes that natural gas is gaining popularity as a power source and is expected to continue to increase market share relative to other fossil fuels due to its efficiency and its environmental characteristics. According to industry statistics, in 1996, more than
22.4 trillion cubic feet of natural gas ("Tcf") were consumed in the

United States, and consumption may increase 16.5% to reach 26.1 Tcf by the year 2005. Uses of natural gas include steam; process heat and co-generation for industrial uses; feedstock for chemicals used in fertilizer and gasoline production; electric generation and residential and commercial heating. In addition, the Company believes that deregulation of certain sectors of the natural gas industry, which has resulted in lower prices for natural gas, may increase market demand.

Management believes that natural gas in the Appalachian Basin enjoys favorable economics. The Appalachian Basin has a price advantage over the Gulf Coast and other natural gas producing regions given its proximity to the primary markets on the East Coast. In 1997, the Company enjoyed an average premium of $0.73 per Mcf over the average gas price listed on NYMEX.

ACQUISITION OF PROPERTIES WITH UNDEREXPLOITED VALUE. The Company employs an acquisition strategy of purchasing Appalachian Basin natural gas properties from large independents and major oil companies. These properties provide opportunities to increase reserves, production and cash flow through development and exploitation drilling and lease operating expense reduction. The Company uses its in-house landmen and network of relationships in the region to discover acquisitions that are not widely advertised. The Company also believes its reputation in the region has caused many property owners to approach the Company for potential acquisitions.

FOCUS ON DEVELOPMENT AND EXPLOITATION WITH CONTROLLED EXPLORATION. The Company integrates its reservoir and production engineering expertise with its geological interpretation abilities to enhance the results of its exploration and production business. The Company's ability to integrate geophysics with detailed geology, reservoir engineering and production engineering allows it to identify multiple development and exploratory prospects in mature producing fields that were not identified by previous operators and to identify multiple horizon wells that have previously been unexploited. The Company continues to drill its Beaver Coal Company in central West Virginia (the "Beaver Lease") and has recently begun drilling in its newly acquired Simmons Field in Washington County, Ohio (the "Simmons Field") where it has identified as many as four horizons.

The Company has assembled a multi-year inventory of development, exploitation and exploratory drilling opportunities in the Appalachian Basin and has identified more than 170 drill sites on its current lease inventory. Most of the properties comprising this inventory are located in fields that have established production histories. Based on its experience on these properties and on independent reports from its petroleum engineers, the Company believes these properties may yield significant additional recoverable reserves.

CONTROL OF OPERATIONS. The Company seeks to operate and maintain a majority working interest position in each of its core properties. Consequently, the Company can control directly all aspects of drilling, completion and production. In addition, the Company intends to maintain a low cost overhead structure by controlling the timing of the development of its properties. By operating its producing wells, the Company believes it is well positioned to control the expenses and timing of development and exploitation of such properties and better manage cost reduction efforts.

EMPLOYMENT OF TECHNOLOGY. The Company uses advanced technology in both its development and exploration activities to reduce drilling risks and finding costs and to prioritize its drilling prospects based on return potential. Specifically, the Company uses GeoGraphix for determining well location, mapping and possible viability of potential leases. GeoGraphix is one of the top programs used for mapping reserve geology and overall reserve evaluation. The Company also has a proprietary database of over 25,000 wells that has been integrated into GeoGraphix making the program a powerful planning tool. The Company has spent years developing this extensive proprietary database and has a full time employee dedicated to accumulating and inputting data from its drilling experiences and from public and other records to form this database.

INTEGRATION. The Company operates gas gathering and pipeline systems throughout its fields. The Company believes that through this integration it has been able to improve overall margins on the sale of gas; in particular, in 1997 the Company received an average gas price in some areas of $0.20 per Mcf above the average sales price for that region. The Company is actively examining additional integration possibilities for transmission, gathering and marketing of gas to continue this integration of its natural gas business.

MARKET FOR OIL AND NATURAL GAS

GENERAL. The revenues generated from the Company's oil and gas operations are highly dependent upon the prices of and the demand for its oil and natural gas production. The prices received by the Company for its oil and gas production depend upon numerous factors beyond the Company's control including seasonality, the condition of the United States economy, foreign imports of oil and natural gas, political conditions in other oil and natural gas producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic government regulation, legislation and regulatory policies. Decreases in the prices of oil and natural gas could have an adverse effect on the carrying value of the Company's proved reserves, and the Company's revenues, profitability and cash flow.

Although the Company has not entered into any crude oil or natural gas price swaps or other similar hedging transactions for the purpose of
                                      -5-
reducing its exposure to future price fluctuations, it may engage in such transactions from time to time in the future as management deems it advisable to do so.

Although the Company currently is not experiencing any involuntary curtailments of its oil or natural gas production, market, economic and regulatory factors in the future may materially affect the Company's ability to sell its oil or natural gas production. Due to the availability of other markets and pipeline connections, the Company does not believe that the loss of any single oil or natural gas customer would have a material adverse effect on the Company's results of operations.

NATURAL GAS SALES. Natural gas produced from completed wells must be transported through pipeline systems to get to market. In the Company's primary fields of operations in southeastern Ohio substantially all the Company's completed wells are connected to the Company's gas gathering system (the "Ohio Gas Gathering System") which collects the gas from wells in the field, sends it through compressor stations to enhance transportability and delivers it to the East Ohio Company interstate pipeline and to Columbia Gas Company interstate pipeline. Much of the Ohio Gas Gathering System is owned by ESI Pipeline Operating L.P., an affiliate of the Company (the "Pipeline Operating Partnership"). The Company, for its own account and on behalf of the Affiliated Drilling Partnerships it manages, has entered into a gas servicing agreement (the "Gas Servicing Agreement") with the Pipeline Operating Partnership pursuant to which all natural gas produced from wells connected to the Ohio Gas Gathering System is purchased by the Pipeline Operating Partnership and subsequently resold. The price received by the Company for its natural gas is a function of what the Pipeline Operating Partnership sells it for on the market (i.e. the "Adjusted Gas Price Spread"). The Gas Servicing Agreement thus provides for natural gas purchased from the Company and Affiliated Drilling Partnerships on a "net back" basis. As of December 31, 1997, the Adjusted Gas Price Spread with respect to the Gas Servicing Agreement ranged from approximately $0.45 per Mcf to $0.48 per Mcf where no compression is used.

Natural gas produced from the Company's wells is sold by the Pipeline Operating Partnership pursuant to one or more natural gas sales contracts to gas marketers, interstate or intrastate pipelines, local utilities or industrial end users in the Appalachian Basin. For the fiscal year ended December 31, 1997, gross natural gas prices received by the Company for its natural gas ranged from $2.23 to $5.04 per Mcf before royalties and gathering and transportation costs.

REGULATION AND ENVIRONMENTAL MATTERS

GENERAL REGULATION.   Oil and natural gas exploration, production and
related operations are subject to extensive rules and regulations
                                      -6-
promulgated by federal, state and local agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Although the Company believes it is in substantial compliance with all applicable laws and regulations, because such rules and regulations frequently are amended or interpreted, the Company is unable to predict the future cost or impact of complying with such laws.

Environmental enforcement efforts with respect to natural gas and oil operations recently have increased and it can be anticipated that such regulation will expand and have a greater impact on future natural gas and oil operations. There is no assurance that laws and regulations enacted in the future will not adversely affect the Company's exploration for, and production and transmission of, oil and natural gas. Such legislation and/or actions of local, state and federal governments may have a material effect on the Company in the future. To the best knowledge of management, the Company has complied in all material respects with applicable regulatory requirements of the states in which it operates. To date, the Company has received no material notice of violation or complaint concerning its compliance with federal, state or local laws respecting the environment. There can be no assurance, however, that the Company's business operations will not result in violations of environmental laws or related liabilities in the future.

STATE REGULATION. Natural gas and oil operations are regulated by an agency of state government in every state of the United States. Many state authorities require permits for drilling operations, drilling bonds and reports concerning operation and impose other requirements relating to the exploration and production of oil and gas. Some states also have statutes or regulations addressing conservation matters, including provisions for the pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations also may limit the rate at which oil and gas can be produced from certain properties. In Ohio and West Virginia, where most of the Company's natural gas and oil properties are located, such regulation is by the Ohio Department of Natural Resources and the West Virginia Division of Environmental Protection Office of Oil and Gas, respectively. Each of these agencies has been granted broad regulatory and enforcement powers which are likely to create additional financial and operational burdens on natural gas and oil operations like those of the Company. Ohio and West Virginia also have in place other pollution and environmental control laws which have become increasingly burdensome in recent years.

FEDERAL REGULATION. The Company's sales of natural gas are affected by the availability, terms and cost of transportation. The price and
                                      -7-
terms for access to pipeline transportation are subject to extensive regulation. The Federal Energy Regulatory Commission ("FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. In the past, the federal government has regulated the prices at which oil and natural gas can be sold. While sales by producers of natural gas, and all sales of oil and natural gas liquids currently can be made at uncontrolled market prices, Congress could reenact price controls in the future.

In recent years, FERC has undertaken various initiatives to increase competition within the natural gas industry. As a result of initiatives like FERC Order 636, issued in April 1992 and its progeny, the interstate natural gas transportation and marketing system has been substantially restructured to remove various barriers and practices that historically limited non-pipeline natural gas sellers, including producers, from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers. The most significant provisions of Order No. 636 require that interstate pipelines provide transportation separate or "unbundled" from their sales service, and require that pipelines provide firm and interruptible transportation service on an open access basis that is equal for all natural gas supplies. In many instances, the result of Order No. 636 and related initiatives has been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. Although Order No. 636 has largely been upheld on appeal, several appeals remain pending in related restructuring proceedings. It is difficult to predict when these remaining appeals will be completed or their impact on the Company.

FERC has announced several important transportation-related policy statements and proposed rule changes, including a statement of policy and a request for comments concerning alternatives to its traditional cost-of-service ratemaking methodology to establish the rates interstate pipelines may charge for their services. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. In February 1997, FERC announced a broad inquiry into issues facing the natural gas industry to assist FERC in establishing regulatory goals and priorities in the post-Order No. 636 environment. While the changes being considered by federal and state regulators would affect the Company only indirectly, they are intended to further enhance competition in natural gas markets. Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, FERC, state commissions and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by FERC and Congress will continue.

The price the Company receives from the sale of oil and natural gas liquids is affected by the cost of transporting products to markets. Effective January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. The Company is not able to predict with certainty the effect, if any, of these regulations on its operations. However, the regulations may increase transportation costs or reduce well head prices for oil and natural gas liquids.

ENVIRONMENTAL REGULATION. The Company's operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend likely will continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences;
restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities; limit or prohibit construction, drilling and other activities on certain lands lying within wilderness, wetlands and other protected areas; require remedial measures to mitigate pollution from former operations such as plugging abandoned wells; and impose substantial liabilities for pollution resulting from the Company's operations. The permits required for various of the Company's operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violators are subject to civil and criminal penalties or injunction. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations, and that the Company has no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on the Company, as well as the oil and gas industry in general and thus the Company is unable to predict the ultimate cost and effects of such continued compliance in the future.

The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and comparable state statutes impose strict, joint and several liability on certain classes of persons who are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a disposal site or sites where a release occurred and companies that disposed or arranged for the disposal of the hazardous substances released at the site. Under CERCLA such persons or companies may be liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by the hazardous substances released into the environment. The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize imposition of substantial civil and criminal penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting the Company's operations impose clean-up liability relating to petroleum and petroleum-related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

The Company has acquired leasehold interests in numerous properties that for many years have produced oil and natural gas. Although the Company believes that the previous owners of these interests used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties. In addition, most of the Company's properties are operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes is not under the Company's control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Notwithstanding the Company's lack of control over properties operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, adversely impact the Company.

The Federal Clean Water Act and analogous state laws require permits to be obtained to authorize discharge into surface waters or to construct facilities in wetland areas. With respect to certain of its operations, the Company is required to maintain such permits or meet general permit requirements. The Environmental Protection Agency ("EPA") has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group or seek coverage under an EPA general permit. The Company believes that it will be able to obtain, or be included under, such permits, where necessary, and to make minor modifications to existing facilities and operations that would not have a material effect on the Company.

COMPETITION

The oil and natural gas industry is highly competitive in all of its phases. The Company competes with many other companies in the search for and acquisition of oil and natural gas properties and leases for exploration and development, and also competes with other companies in its activities as drilling contractor and natural gas marketers. The Company's competitors include numerous independent oil and natural gas companies, major integrated oil and natural gas companies, individuals and drilling and income programs. Many of these companies have substantially greater financial, technical and other resources than the Company and have been engaged in the exploration and production business for a much longer time than the Company. Such companies may be able to pay more for leases on oil and natural gas properties and exploratory prospects, as well as to define, evaluate, bid for or purchase a greater number of properties and prospects than the Company's financial or human resources would permit. The Company will be required to maintain and enhance its ability to conduct its operations, to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Competition among oil and gas companies for favorable oil and natural gas prospects can be expected to continue. It is anticipated that the cost of acquiring oil and natural gas properties may increase appreciably.

The Company competes with a number of other companies which offer interests in drilling partnerships with a wide range of investment objectives and program structures. Competition for investment capital for both public and private drilling programs is intense.

OPERATING HAZARDS AND UNINSURED RISKS

Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that new wells drilled by the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company's control, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment and services. The Company's future drilling activities may not be successful and, if unsuccessful, may have a material adverse effect on the Company's future results of operations and financial condition.

The Company's operations are subject to hazards and risks inherent in drilling for and producing and transporting oil and natural gas, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, craterings, pipeline ruptures and spills, uncontrollable flows of oil, natural gas or well fluids, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to properties of the Company and others. The Company maintains insurance against some but not necessarily all of the risks described above. In particular, the insurance maintained by the Company does not cover claims relating to failure of title to oil and natural gas leases, trespass during survey acquisition or surface change attributable to seismic operations and, except in limited circumstances, losses due to business interruption. The Company may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on the Company's business, financial condition and results of operations.

OFFICES AND EMPLOYEES

The Company's administrative offices are located at Suite 200, 280 Fort Sanders West Boulevard, Knoxville, Tennessee, 37922. At this office, all executive management, financial, accounting and general administrative functions for the Company and its Affiliated Drilling Partnerships are performed. The Company's main field office is located at 217 Second Street, Marietta, Ohio, with a satellite field office at 114 Club Circle, Daniels, West Virginia. Geological, engineering and exploration and production activities are coordinated from the Marietta office.

As of March 31, 1998, the Company had 23 full-time employees, including one geologist, one engineer, two landmen and seven pumpers. As drilling production activities increase, the Company intends to hire additional technical, operational and administrative personnel as appropriate. None of the Company's employees are represented by any labor union. The Company believes its relations with its employees are good. From time to time, the Company uses the services of independent consultants and contractors to perform various professional services, particularly in the area of drilling services, water hauling acquisition of leases and lease options, construction, design, well-site surveillance, permitting and environmental assessment. The Company believes that this use of third-party service providers enhances its ability to contain general and administrative expenses.

ITEM 2. DESCRIPTION OF PROPERTY.

COMPANY OIL AND NATURAL GAS ASSETS

As of December 31, 1997, the Company partially owned and operated approximately 370 wells and approximately 92 miles of natural gas gathering systems on approximately 68,610 acres in the Appalachian Basin. For the year ended December 31, 1997, the Company's wells had a net average daily production of approximately 0.9 MMcfed. As of the date of this Report, the Company's gross production of natural gas was approximately 3.5 MMcfed and net production was estimated to be 2.7 MMcfed. Following is a summary of the Company's oil and natural gas assets.

BECKLEY, WEST VIRGINIA AREA -- BEAVER LEASE/DUPONT FIELDS. On July 17, 1996, the Company acquired the Beaver Lease, approximately 17,000 leasehold acres, mostly contiguous, in Raleigh County, West Virginia from the Beaver Coal Company. The Company has drilled 27 wells on the Beaver
Lease and an additional well on acreage contiguous to the Beaver
Lease. Twenty producing gross natural gas wells are currently on the property producing an average of 1.6 MMcfed with an additional four wells which have been completed and awaiting hook-up, one well which is in the process of evaluation and three dry holes. The
Company plans to continue drilling the Beaver Lease for its own account and to exploit other similar opportunities in the area. Based on its experience on these properties and on reports from its independent petroleum engineers, the Company currently believes that at least 75 developmental well sites exist for further drilling in this acreage. All of the working interest of the Beaver Lease is owned by the Company. The Company also has 13 producing gross natural gas wells on its Dupont Field located in Wood County, West Virginia
(the "Dupont Field"). As of December 31, 1997, the Company and its independent petroleum engineers have estimated the remaining proved developed reserves in these West Virginia properties to be approximately 6.0 Bcf of natural gas with a SEC PV-10 of $7.7 million and proved undeveloped reserves to be approximately 8.7 Bcf with a SEC PV-10 value of $10.4 million.

SIMMONS FIELD. In November 1997, the Company acquired the Simmons field (the "Simmons Field"), comprised of approximately 9,000 acres of oil and natural gas properties from Lomak Petroleum, Incorporated ("Lomak"). The purchase included 192 wells on leases located in Ohio and West Virginia, wellhead equipment, surface equipment, a 10-mile, 6-inch gas gathering pipeline system and a compression facility. One hundred forty-one producing gross (100% co-owned) natural gas wells are currently on the property producing an average of 0.7 MMcfed of which 135 are located in Ohio and six are located in West Virginia.
As of December 31, 1997, the Company and its independent petroleum engineers have estimated remaining proved developed reserves in these properties to be approximately 3.6 Bcf of natural gas with a SEC PV-10
                                      -13-
of $4.2 million and proved undeveloped reserves to be approximately
7.5 Bcf with a SEC PV-10 value of $5.0 million. Since this acquisition, the Company has begun remediating and increasing production from existing wells, identifying more than 30 wells with uphole recompletion potential, and drilling its first developmental well. Management believes that this property is a prototype of what the Company targets as an acquisition candidate, a property with remediation and enhanced production potential, unexploited uphole reserves and a significant number of developmental sites left to be drilled. The Company currently believes that at least 70 developmental well sites exist for further drilling in this acreage. All of the working interest of the oil and natural gas leases concerning the Simmons Field is wholly owned by the Company.

BARTLETT/TORCH/CHURCHTOWN FIELDS. The Bartlett, Torch and Churchtown fields (the "Bartlett Field," "Torch Field," and "Churchtown Field," respectively) are accumulations of many small lease tracts from individual owners into relatively contiguous field operation areas located in Washington, Athens and Meigs Counties, Ohio. The acreage was accumulated in large part in connection with Company-sponsored Affiliated Drilling Partnerships over the past eight years. These fields total approximately 33,000 acres. There are currently 167 producing gross (177.9 net) natural gas wells in these fields producing an average of 1.2 MMcfed. As of December 31, 1997, the Company and its independent petroleum engineers have estimated, for the Company's working interest, remaining proved developed reserves in these properties to be approximately 1.8 Bcf of natural gas with a SEC PV-10 of $2.6 million, and proved undeveloped reserves to be approximately 3.2 Bcf with a SEC PV-10 value of $2.5 million. The Company currently believes that at least 25 developmental well sites exist for further drilling in this acreage. The Company owns 100% of the well equipment on this acreage and varying percentages of working interest in the wells in conjunction with Affiliated Drilling Partnerships.

GAS GATHERING SYSTEMS. Throughout its various fields of operation in Ohio and West Virginia, the Company owns and operates approximately 92-miles of pipeline and natural gas gathering systems. In the Torch, Bartlett and Churchtown Fields, the Company operates approximately 60 miles of natural gas gathering systems most of which are owned by the Pipeline Operating Partnership. Substantially all completed wells in this area are connected to these natural gas gathering systems which collects the natural gas from the wells, sends it through one or more compressor stations to enhance transportability and delivers it to the East Ohio Company interstate pipeline and to the Columbia Gas Company interstate pipeline. In connection with the Simmons Field, the Company owns and operates approximately 18 miles of natural gas gathering systems. The Company owns and operates approximately four miles of gas gathering systems in the Dupont Field and approximately 10 miles of gas gathering systems in connection with the Beaver Lease.
                                      -14-

OIL AND NATURAL GAS RESERVES

The Company's oil and natural gas reserves are located in Ohio and West Virginia. Proved reserves represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate to be reasonably certain to be recoverable in the future from known reservoirs under existing economic and operating conditions. Proved developed oil and natural gas reserves are proved reserves that can be expected to be recovered through existing wells using existing equipment and operating methods. Proved undeveloped reserves are proved reserves expected to be recovered from new wells on undrilled acreage, or from existing wells at depths below the present bottom of the wells.

The following tables summarize information with respect to the estimated net proved oil and natural gas reserves as reviewed, evaluated and certified by the independent engineers and/or a geologist attributable to the Company's interests in oil and natural gas properties as of December 31, 1997, 1996 and 1995. The substantial difference in total proved reserves of the Company's natural gas from 1996 to 1997 is primarily due to the acquisition and development of the Company's Beaver Lease in central West Virginia and the Simmons Field in Ohio and West Virginia. The year-end reserve reports for December 31, 1996 and December 31, 1995 were prepared by Kim A. Walbe, independent certified geologist. The year-end reserve report for December 31, 1997 was prepared by Wright & Company, Inc., independent certified petroleum engineers.

                  TOTAL ESTIMATED NET RESERVE QUANTITIES

                                                                    AT DECEMBER 31,
                                             ----------------------------------------------------------------
                                                  1997                   1996                        1995
                                             --------------         --------------              -------------
COMPANY - TOTAL
---------------
Total Proved Reserves:<F1>
  Oil (Bbls)                                        23,624                   16,736                   22,340
  Natural Gas (Mcf)                             30,609,977               15,692,300                3,564,527
  Equivalent Bbls (BOE)<F2>                      5,125,287                2,632,119                  616,428
  Equivalent Mcf (Mcfe)<F2>                     30,751,721               15,892,716                3,698,567

Total Proved Undeveloped Reserves:<F1>
  Oil (Bbls)                                           --                       11                    10,616
  Natural Gas (Mcf)                             19,417,960               14,543,536                2,305,073
  Equivalent Bbls (BOE)<F2>                      3,236,327                2,423,934                  394,795
  Equivalent Mcf (Mcfe)<F2>                     19,417,960               14,543,602                2,368,769


Total Proved Developed Reserves:<F1>
  Oil (Bbls)                                        23,624                   16,725                   11,724
  Natural Gas (Mcf)                             11,192,017                1,148,764                1,259,454
  Equivalent Bbls (BOE)<F2>                      1,888,960                  208,186                  221,633
  Equivalent Mcf (Mcfe)<F2>                     11,333,761                1,249,114                1,329,798

---------------------

<F1>Reserves are net to the Company's interest.  Applicable royalties have been deducted from these volumes.
<F2>After conversion on the basis of 6.0 Mcf of natural gas to 1.0 barrel of crude oil.

DISCOUNTED PRESENT VALUE OF FUTURE NET REVENUES

The following tables represent the estimated future net revenues and the present value of the future estimated net reserves discounted at a rate of 10% per year from the proved developed producing, proved developed non-producing and proved undeveloped reserves of the Company.

With respect to the tables below, the Estimated Discounted Present Value Future Net Cash Flows from Proved Oil and Gas Reserves is computed assuming a constant price of $3.45 per Mcf. For the fiscal year ended December 31, 1997, gross natural gas prices received by the Company for its natural gas ranged from $2.23 to $5.04 per Mcf before royalties and gathering and transportation costs.

     ESTIMATED DISCOUNTED PRESENT VALUE OF FUTURE NET CASH FLOWS
               FROM PROVED OIL AND NATURAL AS RESERVES

                                                                   AT DECEMBER 31,
                                            ----------------------------------------------------------------
                                                 1997                      1996                     1995
                                            --------------           ---------------           -------------
COMPANY - TOTAL
---------------
Proved Developed Producing
  Oil (Bbl)                                        23,624                   13,859                    7,798
  Natural Gas (Mcf)                             7,475,526                  943,584                  969,573
Proved Developed Non-Producing
  Oil (Bbl)                                            --                    2,866                    3,926
  Natural Gas (Mcf)                             3,716,491                  205,180                  289,881
Proved Undeveloped
  Oil (Bbl)                                            --                       11                   10,616
  Natural Gas (Mcf)                            19,417,960               14,543,536                2,305,073

Estimated Future Net Cash Flows
  Before Income Taxes
    Proved Producing                         $ 20,212,160              $ 2,356,125             $  2,080,061
    Proved Non-Producing                        9,575,898                  362,073                  461,001
    Proved Undeveloped                         41,354,112               33,605,186                2,707,583
                                             ------------              -----------             ------------
  Total                                      $ 71,142,170              $36,323,384             $  5,248,645
                                             ============              ===========             ============
Estimated Future Net Cash Flows
  Before Income Taxes Discounted
   at 10%
    Proved Producing                         $  9,703,797              $ 1,434,504             $  1,203,549
    Proved Non-Producing                        4,748,113                  227,129                  279,747
    Proved Undeveloped                         17,909,290               19,665,164                1,237,353
                                             ------------             ------------             ------------
Total                                        $ 32,361,200              $21,326,797             $  2,720,649
                                             ============              ===========             ============

For additional information concerning the discounted future net cash flows to be derived from the Company's reserves, see the Supplemental Information to Consolidated Financial Statements incorporated herein.

In accordance with applicable requirements of the Securities and Exchange Commission (SEC), estimates of the Company's proved reserves and future cash flows are made using sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides otherwise). Estimated quantities of proved reserves and future cash flows therefrom are affected by natural gas and oil prices, which have fluctuated widely in recent years.

There are numerous uncertainties inherent in estimating oil and natural gas reserves and their values, including many factors beyond the control of the producer. The reserve data set forth in this Form 10-KSB represents estimates only. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. Reserve engineering and evaluation is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers and geologists often vary. In addition, estimates of reserves are subject to revision by the results of drilling, testing and production subsequent to the date of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.
While the Company believes that reserve estimates presented in this Form 10-KSB are reasonable, the estimates should be viewed with the understanding that subsequent reservoir performance, the timing and success of future development drilling and changes in pricing structure or market demand will affect the reserve estimates.

In general, the volume of production from oil and gas properties declines as reserves are depleted. Except to the extent the Company acquires properties containing proven reserves or conducts successful exploration and development activities, or both, the proven reserves of the Company will decline as reserves are produced. The Company's future oil and natural gas production is, therefore, highly dependent upon its level of success in acquiring or developing additional reserves.

PRODUCING WELLS

The following table sets forth certain information regarding the Company's ownership, as of December 31, 1997, of productive wells in Ohio and West Virginia. For purposes of this table, productive wells are producing wells and wells capable of production. A gross well is a well in which a working interest is owned by the Company. The number of gross wells is the total number of wells in which the Company owns a working interest. A net well is deemed to exist when the sum of the fractional ownership interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned by the Company in gross wells expressed as whole numbers and fractions thereof.

                                          PRODUCTIVE WELL SUMMARY

                                     OIL                      NATURAL GAS                  TOTAL
                           ---------------------        -----------------------        ----------------
                           GROSS             NET        GROSS               NET        GROSS        NET
                           -----             ---        -----               ---        -----        ---
Ohio                        10.0               1.2       302.0             177.9        312.0      179.1
West Virginia                2.0               0.3        39.0              28.6         41.0       28.9
                            ----               ---       -----             -----        -----      -----
  Total                     12.0               1.5       341.0             206.5        353.0      208.0
                            ====               ===       =====             =====        =====      =====

As of December 31, 1997, the Company owned three wells, not included in the above tables, which were awaiting completion.

PRODUCTION VOLUMES, AVERAGE PRICES AND PRODUCTION COSTS

The following table sets forth certain information regarding the production volumes of, average sales prices received for, and average production costs associated with, the Company's sales of oil and natural gas for the periods indicated.

                                                                       AT DECEMBER 31,
                                            -----------------------------------------------------------------
                                                 1997                      1996                       1995
                                            --------------            --------------             ------------
NET PRODUCTION:
  Oil (Bbls)                                       1,158                       957                    1,166
  Natural Gas (Mcf)                              138,958                    82,260                   91,119
  Total (BOE)                                     24,318                    14,667                   16,353
  Total (Mcfe)                                   145,906                    88,002                   98,115
AVERAGE SALES PRICE:
  Oil ($/Bbl)                                $     18.06               $     19.26                $   16.48
Natural Gas ($/Mcf)                          $      3.08               $      2.97                $    2.34

AVERAGE PRODUCTION LIFTING COST:
($/Mcf) <F1>                                 $      0.39               $      0.41                $     0.82

----------------

<F1>Includes direct lifting costs (labor, repairs and maintenance, materials and supplies) and property and severance taxes.

                                      -19-

DEVELOPMENT, EXPLORATION AND ACQUISITION EXPENDITURES

The following table sets forth certain information regarding the costs incurred by the Company in its development, exploration and acquisition activities on its Ohio and West Virginia properties during the periods indicated.

                                                            YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------
                                              1997                     1996                       1995
                                         --------------           --------------            --------------
Development Costs                          $ 5,683,356              $ 1,066,814               $ 622,642
Exploration Costs                          $    84,616              $   288,376               $ 124,887
Property Acquisition Costs                 $ 1,535,173              $    72,640               $ 146,109

RECENT DRILLING ACTIVITIES

The Company has drilled or participated in the drilling of wells in its Ohio and West Virginia properties as set out in the tables below for the periods indicated.

                                                    YEAR ENDED DECEMBER 31,
                         -------------------------------------------------------------------------------------
                                 1997                          1996                             1995
                         --------------------         --------------------             -----------------------
                         GROSS            NET         GROSS            NET             GROSS             NET
                         -----            ---         -----            ---             -----             ---
OHIO
----
DEVELOPMENT WELLS
  Oil                       0.0            0.0           0.0             0.0              0.0            0.0
  Natural Gas               8.0            3.8          17.0             3.5             17.0            2.7
  Dry                       0.0            0.0           1.0             0.2              1.0            0.2
                           ----           ----          ----            ----             ----           ----
  Total                     8.0            3.8          18.0             3.7             18.0            2.9
                           ====           ====          ====            ====             ====           ====
EXPLORATORY WELLS
  Oil                       0.0            0.0           0.0             0.0              0.0            0.0
  Natural Gas               1.0            0.1           1.0             0.1              0.0            0.0
  Dry                       0.0            0.0           0.0             0.0              2.0            0.2
                           ----           ----          ----            ----             ----           ----
  Total                     1.0            0.1           1.0             0.1              2.0            0.2
                           ====           ====          ====            ====             ====           ====
                                      -20-

WEST VIRGINIA
DEVELOPMENT WELLS
  Oil                       0.0            0.0           0.0             0.0              0.0            0.0
  Natural Gas              24.0           20.1           4.0             0.8              0.0            0.0
  Dry                       3.0            3.0           0.0             0.0              0.0            0.0
                           ----           ----          ----            ----             ----           ----
  Total                    27.0           23.1           4.0             0.8              0.0            0.0
                           ====           ====          ====            ====             ====           ====
EXPLORATORY WELLS
  Oil                       0.0            0.0           0.0             0.0              0.0            0.0
  Natural Gas               1.0            1.0           0.0             0.0              0.0            0.0
  Dry                       0.0            0.0           0.0             0.0              0.0            0.0
                           ----           ----          ----            ----             ----           ----
  Total                     1.0            1.0           0.0             0.0              0.0            0.0
                           ====           ====          ====            ====             ====           ====

The Company has drilled 36 gross wells during fiscal year ended December 31, 1997. Twenty-eight wells were drilled in southern West Virginia, completed in one or more of the multiple horizons available (Princeton, Ravencliff, Maxton, Big Lime, Weir). Eight wells were drilled and completed in multiple zones including the Clinton, the Medina and the Berea sands in southeastern Ohio.

OIL AND NATURAL GAS LEASES

LEASEHOLD ACREAGE. As of December 31, 1997, the Company owned oil and natural gas leasehold acres located in Washington, Athens, Meigs, Noble and Morgan Counties, Ohio, and in Gilmer, Ritchie, Wood and
Raleigh Counties, West Virginia.

The following table sets forth certain information regarding the Company's developed and undeveloped leasehold acreage as of December 31, 1997.

                                                       LEASEHOLD ACREAGE

                              DEVELOPED                    UNDEVELOPED                          TOTAL
                         -------------------         ----------------------            ----------------------
                         GROSS           NET         GROSS             NET             GROSS             NET
                         -----           ---         -----             ---             -----             ---
Ohio                     25,383         9,057        22,547          19,729            47,930          28,786
West Virginia            18,766        14,098         1,914           1,675            20,680          15,773
                         ------        ------       -------          ------            ------          ------
   Total                 44,149        23,155        24,461          21,404            68,610          44,559
                         ======        ======       =======          ======            ======          ======

                                      -21-

Substantially all of the Company's Ohio and West Virginia leases are subject to landowner royalties of 12.5% and, occasionally, subject to additional overriding royalty interests of 3.125%. Thus, the net revenue interest of the Company's Ohio and West Virginia leases generally ranges from 87.5% to 84.375%.

ITEM 3. LEGAL PROCEEDINGS.

Neither the Company, its properties, nor any of its directors or officers, is involved in any material litigation or administrative proceedings.

ITEM 4. SUBMISSION OF MATTERS to a VOTE OF SECURITIES HOLDERS.

None.

                               PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is quoted on the Nasdaq SmallCap Market under the ticker symbol "EGAS." The following table sets forth for the periods indicated, the high and low quarterly sales prices for a share of common stock as reported on the Nasdaq Small CapMarket. On
January 24, 1997, the Company completed an initial public offering of 1,000,000 units (the "Unit(s)") comprised of one share of common stock and one Series A common stock purchase warrant each. The Units ceased trading and the Company's common stock began trading separately from the Series A common stock purchase warrant on May 28, 1997.

        QUARTER ENDED                                         HIGH                        LOW
        -------------                                         ----                        ---
June 30, 1997                                              $   9.81                     $ 6.75
September 30, 1997                                         $   9.25                     $ 7.58
December 31, 1997                                          $  11.50                     $ 8.00
January 1, 1998, through March 26, 1998                    $  10.38                     $ 9.00

The estimated number of holders of common stock of the Company was approximately 900 as of March 27, 1998.

The Company has not paid any dividends on its common stock and currently intends to retain earnings for the future operation and development of its use in its business. Therefore, it does not expect to declare cash dividends in the foreseeable future.

On January 24, 1997, the Company's SB-2 registration statement for its initial public offering ("IPO") of common stock and Series A common stock purchase warrants was declared effective by the SEC. The IPO was completed by January 30, 1997 at which time all of the securities covered by the registration statement were sold. The managing underwriters were Neidiger/Tucker/Bruner, Inc. and National Securities Corporation. The securities offered and sold in the IPO were Units comprised of one share of common stock and one Series A common stock purchase warrant.

Underwriting discounts and commissions for the IPO totaled $800,000. Expenses paid to or for the underwriters were $232,938. Other expenses of the IPO amounted to $465,571. Total expenses of the IPO were $1,498,509.

The net IPO offering proceeds to the Company after all offering expenses were $6,501,491, which total was applied as follows:
                                      -23-

$5,267,492 to explore for, acquire and develop natural gas and oil reserves; $912,500 for working capital; $261,750 for repayment of certain indebtedness to officers of the Company; and $59,749 for payment of accrued dividends to Class A preferred shareholders whose preferred stock converted to common stock upon consummation of the IPO.

In October 1997, the Company completed the private placement sale of 749,961 shares of common stock at $7.00 per share. The Placement Agent for the sale of such common stock was Neidiger/Tucker/Bruner, Inc., of Denver, Colorado (the "Placement Agent"). Certain other NASD-member broker-dealers, including Equity Financial Corporation, a wholly owned subsidiary of the Company, participated in the offering as selling agents. The shares of common stock were sold primarily to accredited investors, as defined in Rule 501 of Regulation D, and to no more than 35 nonaccredited investors. The offer and sale of common stock by the Company in this transaction was exempt from registration under Rule 4(2) of the Securities Act and Rule 506 of Regulation D, promulgated thereunder. The total offering proceeds were $5,249,727. Total commissions payable to the Placement Agent were $367,481 (7%), and nonaccountable expense allowance payable to the Placement Agent was $157,492 (3%) some of which commissions and nonaccountable expense allowance were allowed to the Placement Agent and the participating selling agents. Net proceeds to the Company after deductions and expenses were $4,671,582. As additional compensation for selling the common stock in this transaction, the Company issued to the Placement Agent (and its authorized designees) warrants to purchase 74,996 shares of common stock (the "Participating Selling Agent Warrants"). The Participating Selling Agent Warrants provide for an exercise price of $7.00 per share and an exercise date of no later than January 30, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

This discussion and analysis of financial condition and results of operations, and other sections of this Form 10-KSB, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil and gas industry, the economy and about the Company itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what
                                      -24-
may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, changes in production volumes, worldwide demand and commodity prices for petroleum natural resources; the timing and extent of the Company's success in discovering, acquiring, developing and producing oil and natural gas reserves; risks incident to the drilling and operation of oil and natural gas wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; the effect of hedging activities; and conditions in the capital markets. Other risks are discussed elsewhere in this Form 10-KSB, including those risks described under the headings "Market for Oil and Gas," "Regulation and Environmental Matters" and "Operating Hazards and Uninsured Risks."

OVERVIEW

The Company is an independent oil and gas company organized as a Tennessee corporation in 1990 and engaged in the exploration, development, production and acquisition of natural gas properties in the Appalachian Basin. Since its inception, the Company has raised over $40.0 million for Affiliated Drilling Partnerships and other energy related investment partnerships and drilled over 230 gross wells in the Appalachian Basin with more than a 90% completion rate. During the last 18 months, the Company has grown primarily through opportunistic acquisitions of Appalachian properties for its own account and the subsequent development, exploitation and exploration of these properties, resulting in significant increases in its reserves and production. In 1997, 95% of the Company's production was natural gas. In January 1997, the Company shifted its focus from being primarily a driller-operator for limited partnerships in which it took a small working interest to an independent energy company developing reserves for its own account. Management believes that this strategic shift has begun to improve the Company's financial condition and results of operations. Daily net production averaged
0.9 MMcfed in 1997, and reached a level of approximately 2.7 MMcfed in January 1998. The Company drilled 36 wells in 1997 (28 net to the Company), of which over 90% were successfully completed thereby increasing its overall reserves by 93.7%. According to the year-end reserve report prepared by the Company's independent certified petroleum engineers, Wright & Company, the Company as of December 31, 1997 had proven natural gas reserves of 30.8 Bcfe with a SEC PV-10 of $32.4 million.

The Company's future growth is expected to be driven by development, exploitation and controlled exploration drilling on its existing properties and the continuation of an opportunistic acquisition strategy in the Appalachian Basin region. The Company has approximately 170 developmental well sites to drill on its existing leasehold acreage. Most of these sites are located in fields with well established production histories.

In January of 1997, the Company completed the IPO of Units by which it raised $6,501,491 net of expenses. With these proceeds the Company shifted its primary operational focus from the drilling of wells for Affiliated Drilling Partnerships to the development of wells wholly owned by the Company. While the Company anticipates the continued sponsoring of Affiliated Drilling Partnerships on a limited basis, management believes the Company's new focus will allow the Company to more expeditiously develop its own reserves, cash flow from oil and natural gas revenues and shareholder value.

In October of 1997, the Company completed the private placement of 749,961 shares of common stock at $7.00 per share. The total offering proceeds were $5,249,727 and the net proceeds to the Company, after selling commissions and expenses of the offering, were $4,671,582.
The Company utilized the funds for the continued development of its Beaver Lease and Churchtown Lease areas, the acquisition of the Simmons Field from Lomak and for the commencement of enhancement efforts and development of the newly acquired Simmons Field.

In 1996 and 1997, the Company made two significant acquisitions.
In July of 1996, the Company acquired approximately 17,000 leasehold acres, mostly contiguous, in Raleigh County, West Virginia, for $170,000 from the Beaver Coal Company. The Company has drilled 27 wells on the Beaver Lease and an additional well on acreage contiguous to the Beaver Lease. Twenty producing gross natural gas wells are currently on the property producing an average of 1.6 MMcfed with an additional four wells which have been completed and awaiting hook-up, one well which is in the process of evaluation and three dry holes.
As of December 31, 1997, the Company and its independent petroleum engineers have estimated remaining proved developed reserves in these properties of approximately 6.0 Bcf of natural gas with a SEC PV-10 of $7.7 million and proved undeveloped reserves of approximately 8.7 Bcf with a SEC PV-10 value of $10.4 million. The Company plans to continue drilling the Beaver Lease for its own account and to exploit other similar opportunities in the area. Based on its experience on these properties and on reports from its independent petroleum engineers, the Company believes that at least 75 developmental well sites exist for further drilling on this acreage. The Beaver Lease is wholly owned by the Company.

In November 1997, the Company acquired the Simmons Field, approximately 9,000 acres of oil and natural gas properties from Lomak for $1.25 million. The purchase included 192 wells on leases located in Ohio and West Virginia, wellhead equipment, surface equipment, a 10-mile, 6-inch gas gathering pipeline system and a compression facility. One hundred forty-one producing gross natural gas wells are currently on the property producing an average of 0.7 MMcfed of which 135 are located in Ohio and six are located in West Virginia. As of December 31, 1997, the independent petroleum engineers and the Company have estimated remaining proved developed reserves in these properties of approximately 3.6 Bcf of natural gas with a SEC PV-10 to be $4.2 million and proved undeveloped reserves of approximately 7.5 Bcf with a SEC PV-10 value to be $5.0 million. Since this acquisition, the Company has begun remediating and increasing production of existing wells, identifying more than 30 wells with uphole recompletion potential, and successfully drilling its first two developmental wells. Management believes this property acquisition is a prototype of what the Company targets as an acquisition candidate, a property with remediation and enhanced production potential, unexploited uphole reserves and a significant number of developmental sites left to be drilled. The Company currently believes that at least 70 developmental well sites exist for further drilling in this acreage. The Simmons Field is wholly owned by the Company.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31,
1996

FINANCIAL CONDITION

Total assets increased $9,452,328 or 142% from December 31, 1996 to December 31, 1997, primarily due to the funds received from the IPO and the October, 1997 Regulation D Offering.

Current assets for the year ended December 31, 1997 increased $2,580,541 to $3,320,051, or a 349% increase compared to current assets for the year ended December 31, 1996. The Company has raised to date approximately $11,200,000 net of underwriter fees, professional fees and various other costs associated with its two stock offerings completed in 1997. The Company invested the proceeds in short-term, investment grade obligations. At December 31, 1997, the balance in the investment account was approximately $1,850,000. Accounts receivable for the year ended December 31, 1997 increased $408,689 to $976,065, or a 72% increase compared to accounts receivable for the year ended December 31, 1996. The increase in the Company's oil and natural gas sales is due to drilling 28 net wells for the account of the Company in 1997 and the year end acquisition of the Simmons Field from Lomak.

Oil and natural gas properties for the year ended December 31, 1997 increased $6,254,024 to $9,700,884, or 181% from the amount reported
                                      -27-
at December 31, 1996. The increase primarily is a result of a significant increase in drilling activity for its own account in 1997, the acquisition of the Simmons Field and the acquisition by the Company of oil and natural gas lease interests in proved properties. Due to the increased drilling activity, the Company increased capital expenditures for well-related equipment and drilling equipment from December 31, 1996 to December 31, 1997 in the amount of $5,833,488. Included in this amount are intangible drilling costs of $3,324,484 associated with Company drilled wells.

Other assets for the year ended December 31, 1997 increased $617,763 to $3,099,765, or 24.9%. The increase primarily is due to an increase in property and equipment of $168,512 (86.6%) due to the purchase of Company vehicles, an increase in investments in affiliated partnerships of $286,426 (21%) due to contributions made to Affiliated Drilling Partnerships, the net income recognized during the period and an increase in the deferred tax asset of $237,400. An offsetting decrease in other assets was due to the prepaid stock offering costs of $265,948 being charged against the common stock account when the IPO closed.

Total liabilities decreased $1,321,355 or 37.8% from December 31,
1996, to December 31, 1997, due to a decrease in current liabilities of $1,304,156 or 39.0% and a decrease in long-term debt of $17,199 or 11.1%.

Current liabilities decreased primarily due to a decrease in drilling advances of $1,335,124. Drilling advances decrease (and revenues are recognized) with the Company drilling Affiliated Drilling Partnership wells. The drilling advance decrease represents the Company drilling all wells required to be drilled for Affiliated Drilling Partnerships through the second quarter of 1997. The Company raised an additional $765,000 and $440,000 on its two 1997 Affiliated Drilling Partnerships. The Company completed the required drilling for the 1997 and the 1997-A Affiliated Drilling Partnerships by December 31, 1997. Accounts payable and accrued expenses increased $323,285 to $1,356,748 at December 31, 1997, an increase of 31.3%. Notes payable decreased $251,772 to $650,684 at December 31, 1997, a decrease of 27.9%. This decrease is due to the payment by the Company of notes payable due to officers of the Company.

RESULTS OF OPERATIONS

For the year ended December 31, 1997, the Company had a net loss after tax of $367,281 compared to a net loss after tax of $684,391 for the year ended December 31, 1996.

Total net revenues increased $790,842 or 54.8% from December 1, 1996 to December 31, 1997 primarily due to an increase in oil and natural gas revenue, an increase in other income and an offsetting decrease in turnkey revenue as explained in the following paragraphs.

In 1997, net turnkey revenue decreased $406,301 or 46.1% as compared to the amounts reported at December 31, 1996. Net turnkey revenue is drilling revenue received from the offering proceeds of Affiliated Drilling Partnerships. The Company contemplates sponsoring one or more Affiliated Drilling Partnerships in 1998, and if successful, would expect some level of turnkey revenues attributable to such programs. However, there can be no assurance that the Company will be successful in sponsoring Affiliated Drilling Partnerships and, if successful, will raise any particular level of funds.

Oil and natural gas revenue increased $509,768 to $798,956 for the year ended December 31, 1997, an increase of 176% over that reported as of December 31, 1996. The increase primarily is due to the 28 wells drilled (net to the Company) and the related revenue recognized. This increase is consistent with the Company's changing focus to drilling wells for its own account. The Company expects to drill a higher number of wells for its own account resulting in further increases in production and revenues for 1998.

The increase in other revenue primarily is due to the interest earned on the IPO investment account of approximately $154,000, and approximately $496,131 of gross operating commission revenue earned by Equity Financial Corporation. The Company acquired Equity Financial Corporation, an affiliate of the Company, during 1997. The Company expects Equity Financial Corporation to continue to be a profitable segment of the Company's operation. The increase in earnings also is due to an increase in management fees for the year ended December 31, 1997, of $50,924 to $264,590, or 23.8% for the year.

Total operating expenses increased $555,492 or 24.4% for the year ended December 31, 1997, over the same period ending December 31, 1996. This increase primarily is due to an increase in general and administrative expenses of $536,424, or 41.9% for the year. The increase in general and administrative expenses primarily is due to an increase in salaries of the Company's officers and employees, as well as the addition of two new officers. Messrs. Torrey and Remine were, prior to the IPO, on the payroll of Equity Financial Corporation. The Company acquired Equity Financial Corporation as of May 1, 1997 and Messrs. Torrey and Remine no longer receive a salary from that company. As a direct result of the Company's public status, general and administrative costs have increased in marketing, printing and production, and professional fees. The balance of the increase in operating expenses is a net result of an increase in production expenses of $103,235 or 60.2% for the year due to the 28 wells (net to the Company) drilled and operated in 1997; a decrease in exploration costs of $165,320 or 68.3% for the year due to the capitalization of landman expenses related to the Company wells; an increase in depreciation, depletion and amortization expense of $182,456 or 48.7% for the year due to an increase in depletion expense related to the Company's Affiliated Drilling Partnership Wells; and the write down of the investments in related partnerships; and interest expense decreased $101,303 or 48.9% for the year due to the Company's decrease in long-term debt as discussed above.

The other income and expense category includes the profit (loss) from partnership investments, costs of subsidizing various drilling programs and other non-operating income and expense. For the year ended December 31, 1997, other income and expense changed from a net expense of $189,345 for the year ended December 31, 1996 to net income of $48,195. The change is a result of a decrease in program subsidies of $117,508 or 59.4%, an increase in partnership income of $86,263 or 230% and no write-off of stock issuance costs ($83,080 in 1996). The improvement in partnership income and reduction of program subsidies resulted from higher natural gas prices and improved production.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of funds for the year ended December 31, 1997, was from the issuance of common stock in two offerings. The Company raised approximately $11,200,000, net of costs from the two offerings. The proceeds from the two offerings have been spent primarily on developing the Beaver Lease, other developmental drilling activities located generally in the southeastern Ohio and West
Virginia areas and the acquisition of the Simmons Field.

To a lesser degree the Company also had funds available from oil and natural gas revenues, turnkey revenues and bank financing. The Company expects oil and natural gas revenues to increase and turnkey revenues to remain level or perhaps decrease. The Company envisions the use of bank debt to leverage corporate growth as a viable alternative.

The Company maintains a line of credit (the "Bank One Credit Facility") with Bank One, Texas, N.A. ("Bank One"). The Bank One Credit Facility is secured by all oil and natural gas assets of the Company. Pending renewal, interest is payable on the amounts drawn and outstanding. The applicable interest rate is based on a floating rate equal to Bank One's base rate, published from time to time, plus, 1 3/4. As of December 31, 1997, the Bank One Credit Facility was $920,000. This amount is subject to a monthly decrease. The credit limit on the Bank One Credit Facility is to be reviewed periodically and is expected to be increased based on the year-end independent reserve evaluation reflecting current Company reserves in place.

The Company used $1,703,426 and $896,745 of cash flows for operations in the years ended December 31, 1997 and 1996, respectively. Cash was absorbed by losses of $367,281 and $684,391 and decreases in drilling advances of $1,335,124 and $1,079,996 in 1997 and 1996, respectively. Cash was also used in 1997 by an increase in accounts receivable. The increase in accounts receivable is a result of increased gas production in the fourth quarter. Cash was provided by depreciation, depletion and amortization (DDA) of $557,167 and $374,711 and an increase in accounts payable and accrued expenses of $323,286 and $340,660 in 1997 and 1996, respectively. The increases in DDA and payables are a direct result of increased drilling and gas operations. In 1996, operating cash was provided by an increase in accounts payable.

In 1997, cash flows used for investing activities increased from $1,172,375 in 1996 to $7,117,384. The larger investing activities in 1997 were purchases of proven properties of $4,129,663, purchase of wells and related equipment of $2,513,051, purchase of other property and equipment of $251,244 and contributions to Affiliated Drilling Partnerships of $318,100. The only significant cash flow from investing activities in 1997 were distributions from Affiliated Drilling Partnerships of $92,426. The more significant uses of cash flows for investing activities in 1996 were the purchase of other property and equipment for $892,165, purchase of proven properties for $170,000 and contributions to Affiliated Drilling Partnerships of $125,898.

Cash flows from financing activities increased $9,007,850 or 447% from $2,014,209 to $11,022,059 in 1997 from 1996. The primary cause of the increase in 1997 was the net proceeds from the sale of common stock sales in the amount of $11,466,661. The primary use of cash for financing activities was an increase in payments on long-term debt of $168,696 from $270,695 to $439,391.

The Company intends to fund its budgeted capital expenditures through the end of 1998 from cash flow from operations and borrowings under the Bank One Credit Facility.

The Company's revenues, profitability, future growth and ability to borrow funds or obtain additional capital, and the carrying value of its properties, substantially are dependent on prevailing prices of oil and natural gas. The Company cannot predict future oil and natural gas price movements with certainty. Declines in prices received for oil and natural gas may have an adverse effect on the Company's financial condition, liquidity, ability to finance capital expenditures and results of operations. Lower prices also may impact the amount of reserves that can be produced economically by the Company.

The Company has experienced and expects to continue to experience substantial working capital requirements primarily due to the

Company's active exploration and development programs and its increased participation percentages and its technology enhancement programs. While the Company believes that cash flow from operations and borrowings under the Bank One Credit Facility should allow the Company to implement its present business strategy through 1998, additional financing may be required in the future to fund the Company's growth, development and exploration program and continued technological enhancement. In the event such capital resources are not available to the Company, its exploration and other activities may be curtailed.

EFFECTS OF INFLATION AND CHANGES IN PRICE

The Company's results of operations and cash flows are affected by changing oil and natural gas prices. If the price of oil and natural gas increases (decreases), there could be a corresponding increase (decrease) in the operating cost that the Company is required to bear for operations, as well as an increase (decrease) in revenues. Recent rates of inflation have had a minimal effect on the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," each of which will require expanded disclosures effective for 1998. The Company does not expect the application of these statements to have a material effect on its financial position, liquidity or results of operations.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

The Company's business is subject to certain federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties. Although the Company believes it is in substantial compliance with all applicable laws and regulations, the requirements imposed by laws and regulations frequently are changed and subject to interpretation, and the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations. Any suspensions, terminations or inability to meet applicable bonding requirements could materially adversely affect the Company's business, financial condition and results of operations. Although significant expenditures may be required to comply with governmental laws and regulations applicable to the Company, compliance has not had a material adverse effect on the earnings or competitive position of the Company. Future regulations may add to the cost of, or significantly limit, drilling activity.

COMPUTER MODIFICATIONS FOR YEAR 2000

The Company has assessed and will continue to assess the impact of the Year 2000 issue on the Company's reporting systems and operations.
The Year 2000 issue exists because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits would always be "19." Unless corrected, this shortcut is expected to cause problems when the century date occurs. On that date, some computer programs may recognize the date as January 1, 1900 instead of January 1, 2000.
This may cause the Company's systems to incorrectly process critical financial and operational information, or stop processing altogether. Additionally, computer applications may be affected before January 1, 2000, if calculations into the year 2000 are involved.

The Company has a plan to address the Year 2000 issue and will continue to assess the impact of the Year 2000 issue on the remainder of its computer-based systems and applications throughout 1998.

At December 31, 1997, no material expenditures had been made by the Company directly with respect to the Year 2000 issue. The Company estimates that approximately $10,000 will be incurred in 1998 and 1999 on Year 2000 issues. These costs are expected to consist primarily of personnel expense for staff dedicated to the effort and professional fees paid to third party providers of remedial services. It is the Company's policy to expense such costs as incurred. The Company also may invest in new or upgraded technology which has definable value lasting beyond 2000. In these instances, where Year 2000 compliance is merely ancillary, the Company may capitalize and depreciate such an asset over its estimated useful life.

If the Company's plans are not successful, there could be a significant disruption of the Company's ability to bill customers and pay suppliers, as well as a possible slowdown of certain computer-dependent processes. Based on currently available information, management does not presently anticipate that the costs to address the Year 2000 issues or potential operating disruptions will have an adverse impact on the Company's financial conditions, results of operations or liquidity.

In addition to reviewing its own computer operating systems and applications, the Company plans to initiate formal communications with its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to resolve their own Year 2000 issues. There is no assurance that the systems of other companies on which the Company's systems rely will be converted in a timely manner. If such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have an adverse impact on the operations of the Company.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be Year 2000 compliant, the ability to locate and correct all relevant computer codes and similar uncertainties.

ITEM 7. FINANCIAL STATEMENTS.

The response to this Item is set forth herein in a separate section to this Annual Report, beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 25, 1997, the Registrant dismissed Ronald D. Cameron, Certified Public Accountant, as its independent accountant. The reports of Ronald D. Cameron on the financial statements for the year ended December 31, 1994 and December 31, 1995 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The Registrant's board of directors participated in and approved the decision to change independent accountants.

In connection with its audits for years ended December 31, 1994 and 1995, respectively, as well as thereafter, there have been no disagreements with Ronald D. Cameron on any matter of accounting principles or practices, financial statements disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ronald D. Cameron would have caused him to reference thereto in his report on the financial statements for such years.

During the two most recent fiscal years and through February 25, 1997, there were no reportable events (as defined in Regulation S-K Item 304
(a)(1)(v)).

The Registrant requested that Ronald D. Cameron furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements.

The Registrant engaged Plante & Moran, LLP as its new independent accountants as of December 2, 1996, to audit the financial statements for the year ended December 31, 1996 as required by the Nasdaq SmallCap Stock Market and the National Market System for the listing of Energy Search, Incorporated Common Stock and Redeemable Series A Common Stock Purchase Warrants. During the most recent fiscal year and through February 25, 1997, the Registrant engaged Plante & Moran, LLP to assist the Company's former auditor, Ronald D. Cameron, CPA, in applying generally accepted accounting principles and SEC reporting disclosure issues in connection with the registration statement, filed with the SEC on January 24, 1997. The Registrant has not consulted with Plante & Moran LLP on items which concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K Item 304(a)(2)).

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

There is incorporated by reference herein in response to this Item, the material under the heading "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1998 annual meeting of stockholders, to be filed on or before April 30, 1998.

ITEM 10.  EXECUTIVE COMPENSATION.

There is incorporated by reference herein in response to this Item the material under the heading "Executive Compensation," "Employment Agreements and Termination of Employment and Change in Control Arrangements" and "Compensation Committee Report on Executive Compensation" in the Company's definitive proxy statement for its 1998 annual meeting of stockholders to be filed on or before April 30, 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

There is incorporated by reference herein in response to this Item, the material under the heading "Ownership of Common Stock" and "Securities Ownership of Management" in the Company's definitive proxy statement for its 1998 annual meeting of stockholders to be filed on or before April 30, 1998.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There is incorporated by reference herein in response to this Item, the material under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 1998 annual meeting of stockholders to be filed on or before April 30, 1998.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

    EXHIBITS

  EXHIBIT NUMBER               DESCRIPTIONS

       3.1    Third Amended and Restated Charter of the Registrant<F1>
       3.2    Sixth Amended and Restated Bylaws of the Registrant
       4.1    Specimen of Common Stock Certificate<F1>
       4.2    Specimen of Redeemable Series A Common Stock Purchase
              Warrant Certificate<F1>
       4.3    Specimen of Underwriters' Warrant Certificate<F1>
       4.4    Charter (See Exhibit 3.1)
       4.5    Bylaws (See Exhibit 3.2)
       9.1    Shareholder Voting Agreement and Irrevocable Proxy<F1>
      10.1 Energy Search Natural Gas 1995-A L.P. Limited Partnership Agreement, dated December 31, 1995<F1>
      10.2    Energy Search Natural Gas 1995-A L.P. Joint Drilling and
              Operating Agreement, dated December 31, 1995<F1>
      10.3    Energy Search Natural Gas 1996 L.P.-Limited Partnership
              Agreement, dated June 10, 1996<F1>
      10.4    Energy Search Natural Gas 1996 L.P.-Joint Drilling and
              Operating Agreement, dated June 10, 1996<F1>
      10.5    ESI Pipeline Operating Partnership-Limited Partnership
              Agreement, dated January 7, 1993<F1>
      10.6 Energy Search Natural Gas Pipeline Income Partnership-Limited Partnership Agreement, dated January 7, 1993<F1>
      10.7 Gas Servicing Agreement between the Registrant and ESI Pipeline Operating L.P., dated January 5, 1993<F1>
      10.8 Selling Agreement-Class B Convertible Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996<F1>
      10.9 Selling Agreement-Class A and Class B Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996<F1>
     10.10 Selling Agreement-Variable Rate Subordinated Debentures between Registrant and Equity Financial Corporation, dated September 19, 1994<F1>
     10.11 Aircraft Lease between Charles P. Torrey, Jr. and the Registrant dated February 1, 1995<F1>
     10.12    Beaver Coal Company Lease between Beaver Coal Company
              Limited and the Registrant, dated September 15, 1996<F1>
     10.13 Employment Agreements with officers and key employees of the Registrant

                           (a) John M. Johnston<F1><F*>
                           (b) Robert L. Remine<F1><F*>
                           (c) Charles P. Torrey, Jr.<F1><F*>
                           (d) Richard S. Cooper<F1><F*>
                           (e) Michael W. Mooney<F*>
     10.14    Promissory Notes of Executive Officers in Favor of
              Registrant
                           (a) Charles P. Torrey, Jr.<F1>
                           (b) Robert L. Remine<F1>
                           (c) Richard S. Cooper<F1>
     10.15    Stock Option Plan<F1><F*>
     10.16    Outside Directors' Stock Option Plan<F1><F*>
     10.17    Form of Lock-Up Agreement<F1>
      11.1    Statement Regarding Computation of Earnings Per Common Share
      21.1    Subsidiaries
      23.1    Consent of Experts and Counsel
                           (a) Consent of Independent Accountant, Ronald
                               D. Cameron, CPA<F1>
                           (b) Consent of Independent Accountant, Plante &
                               Moran, LLP, CPA
                           (c) Consent of Independent Geologist, Kim A.
                               Walbe
                           (d) Consent of Independent Petroleum Consultant,
                               Wright & Company, Inc.
      27.1    Financial Data Schedule

------------------
[FN]
<F1>  Previously filed with the Company's Registration Statement on Form
      SB-2 (Registration No. 333-12755) filed with the Securities and Exchange Commission, and here incorporated by reference.
<F*>  Management contract or compensatory plan or arrangement.




    REPORTS ON FORM 8-K

          The Company filed no reports on form 8-K during the fourth quarter of 1997.

                              SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ENERGY SEARCH, INCORPORATED

Date:  March 27, 1998               /s/ Richard S. Cooper, President
                                    Richard S. Cooper


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    SIGNATURE                     TITLE                              DATE

/s/ Charles P. Torrey, Jr.  Chief Executive Officer and         March 27, 1998
Charles P. Torrey, Jr.      Director (Principal Executive
                            Officer)

/s/ Richard S. Cooper       President and Director              March 27, 1998
Richard S. Cooper

/s/ Robert L. Remine        Secretary, Treasurer and Director   March 27, 1998
Robert L. Remine            (Principal Financial and
                            Accounting Officer)

                ENERGY SEARCH, INCORPORATED AND SUBSIDIARY

------------------------------------------------------------------------------


                                 CONTENTS


REPORT LETTER                                                             1


FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                           2

     Consolidated Statement of Operations                                 3

     Consolidated Statement of Stockholders' Equity                       4

     Consolidated Statement of Cash Flows                               5-6

     Notes to Consolidated Financial Statements                        7-24


REPORT LETTER                                                            25


ADDITIONAL INFORMATION

     Cost Incurred in Oil and Gas Property Acquisition,
        Exploration and Development Activities                           26

     Estimates of Natural Gas and Oil Reserves                        27-29

                       Independent Auditor's Report



To the Stockholders of
Energy Search, Incorporated and Subsidiary

We have audited the accompanying balance sheet of Energy Search, Incorporated and Subsidiary, (the Company) as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy Search, Incorporated and Subsidiary, as December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                     /s/ Plante & Moran, LLP

Grand Rapids, Michigan
February 20, 1998














                                                          PLANTE & MORAN, LLP
                                                          ======   ==========

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY

                                      CONSOLIDATED BALANCE SHEET
                                                                                     DECEMBER 31,
                                                                           ---------------------------------
                                                                                 1997             1996
                                                                            --------------   ---------------
                                                 ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                              $    2,252,316   $        51,067
    Accounts receivable (Note J)                                                  976,065           567,376
    Other current assets                                                           91,670            66,067
    Deferred tax asset (Note D)                                                       --             55,000
                                                                           --------------   ---------------
         Total current assets                                                   3,320,051           739,510
OIL AND GAS PROPERTIES
    Proven properties                                                           4,546,833           420,040
    Unproven properties                                                           193,965           186,159
    Wells and related equipment                                                 8,100,764         5,591,760
    Less accumulated depreciation, depletion
       and amortization                                                        (3,140,678)       (2,751,099)
                                                                           --------------   ---------------
          Net oil and gas properties                                            9,700,884         3,446,860
OTHER ASSETS
    Other property and equipment - net (Note C)                                   363,180           194,668
    Investments in related partnerships (Note B)                                1,649,849         1,363,423
    Deferred tax asset (Note D)                                                   650,400           413,000
    Due from affiliated partnerships, net of $172,431
       allowance for uncollectible accounts in 1997 and
       $160,464 in 1996 (Notes B and L)                                           213,246           165,865
    Prepaid stock offering costs (Note M)                                          75,336           265,948
    Other                                                                         147,754            79,098
                                                                           --------------   ---------------
         Total other assets                                                     3,099,765         2,482,002
                                                                           --------------   ---------------
         Total assets                                                      $   16,120,700   $     6,668,372
                                                                           ==============   ===============
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable (Note E)                                                 $      650,684   $       902,456
    Current portion of long-term debt (Note F)                                     29,184            69,729
    Accounts payable and accrued liabilities                                    1,356,748         1,033,463
    Drilling advances (Note J)                                                       --           1,335,124
                                                                           --------------   ---------------
       Total current liabilities                                                2,036,616         3,340,772
LONG-TERM DEBT - less current portion (Note F)                                    137,595           154,794


STOCKHOLDERS' EQUITY (Notes G, H, I and K)
    Class A convertible preferred stock (no par value;
       5% cumulative; 216,945 shares authorized;
       207,700 shares issued and outstanding at $10 per
       share stated value)                                                           --           2,049,307
    Class B convertible preferred stock (no par value;
       no dividend preference; 450,000 shares authorized;
       242,300 shares issued and outstanding at $10 per share
       stated value)                                                                 --           2,196,853
    Common stock (no stated value, 10,000,000 shares
       authorized; 3,768,241 and 1,100,000 shares issued
       and outstanding at December 31, 1997, and 1996,
       respectively)                                                           15,448,073             1,200
Accumulated deficit                                                            (1,501,584)       (1,074,554)
                                                                           --------------   ---------------
       Total stockholders' equity                                              13,946,489         3,172,806
                                                                           --------------   ---------------
       Total liabilities and stockholders' equity                          $   16,120,700   $     6,668,372
                                                                           ==============   ===============



See Notes to Financial Statements.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY

                                   CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                     DECEMBER 31,
                                                                           --------------------------------
                                                                                 1997             1996
                                                                           ---------------   --------------
REVENUE
    Net turnkey revenue                                                    $      475,936   $       882,237
    Oil and gas sales                                                             798,956           289,188
    Management fees (Note J)                                                      264,590           213,666
    Other revenue (Note M)                                                        693,188            56,737
                                                                           --------------   ---------------
         Total revenue                                                          2,232,670         1,441,828

OPERATING EXPENSES
    Production costs                                                              274,571           171,336
    Exploration costs                                                              76,810           242,130
    Depreciation, depletion and amortization                                      557,167           374,711
    Interest                                                                      105,735           207,038
    General and administrative                                                  1,816,163         1,279,739
                                                                           --------------   ---------------
          Total operating expenses                                              2,830,446         2,274,954
                                                                           --------------   ---------------

NET (LOSS) FROM OPERATIONS                                                       (597,776)         (833,126)

OTHER INCOME (EXPENSE)
    Program subsidies (Note J)                                                    (80,384)         (197,892)
    Stock issuance expense                                                           --             (83,080)
    Gain on sale of assets                                                          4,785            54,096
    Equity in income of related partnerships (Note B)                             123,794            37,531
                                                                           --------------   ---------------
       Total other income (expense)                                                48,195          (189,345)
                                                                           --------------   ---------------

NET (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                                            (549,581)       (1,022,471)

INCOME TAX BENEFIT (Note D)                                                       182,300           417,000
                                                                           --------------   ---------------
NET (LOSS) BEFORE EXTRAORDINARY ITEM                                             (367,281)         (605,471)

EXTRAORDINARY ITEM - loss on early extinguishment of
   debt, net of income tax benefit of $51,000 (Note G)                                 --           (78,920)
                                                                           --------------   ---------------



NET (LOSS)                                                                 $     (367,281)  $      (684,391)
                                                                           ==============   ===============

NET LOSS PER SHARE AVAILABLE TO COMMON                                     $        (0.14)  $         (0.60)


EXTRAORDINARY ITEM PER SHARE                                                           --             (0.07)
                                                                           --------------   ---------------
NET LOSS PER SHARE TO COMMON STOCKHOLDERS                                  $        (0.14)  $         (0.67)
                                                                           ==============   ===============

See Notes to Financial Statements.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY

                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                  PREFERRED STOCK             COMMON STOCK
                                              -----------------------    ---------------------
                                                                                                      ACCUMULATED
                                               SHARES        AMOUNT        SHARES       AMOUNT          DEFICIT          TOTAL
                                               ------       ---------    ----------     ------        -----------        -----
BALANCE-January 1, 1996                          --      $      --           1,200    $     1,200     $  (366,163)    $  (364,963)

Recapitalization of common stock (Note H)        --             --         548,800          --               --              --

Issuance of preferred stock A (Note G)        207,700      2,049,307          --            --               --         2,049,307

Issuance of preferred stock B (Note G)        242,300      2,196,853          --            --               --         2,196,853

Distribution of shareholders in excess of
  capital                                        --             --            --            --            (24,000)        (24,000)

Two-for-one stock split (Note H)                 --             --         550,000          --               --              --

Net loss for the year ended December 31,
  1996                                           --             --             --           --           (684,391)       (684,391)
                                            ---------    -----------    ----------    -----------     -----------     -----------
BALANCE - December 31, 1996                   450,000      4,246,160     1,100,000          1,200      (1,074,554)      3,172,806

Issuance of common stock (Note H)                --             --       1,755,761     11,178,273             --       11,178,273

Conversion of preferred stock A and B to
  common stock                               (450,000)    (4,246,160)      900,000      4,246,160             --              --

Exercise of pre-IPO warrants                     --             --          12,480         22,440             --           22,440

Dividends on preferred stock A                   --             --             --            --           (59,749)        (59,749)

Net loss for the year ended December 31,
  1997                                           --             --             --            --          (367,281)       (367,281)
                                            ---------    -----------     ---------    -----------     -----------     -----------
BALANCE - December 31, 1997                      --      $        --     3,768,241    $15,448,073     $(1,501,584)    $13,946,489
                                            =========    ===========     =========    ===========     ===========     ===========



See Notes to Financial Statements.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY

                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                YEAR ENDED DECEMBER 31,
                                                                           ----------------------------------
                                                                                 1997               1996
                                                                           ---------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                                  $    (367,281)   $     (684,391)
Adjustments to reconcile net (loss) to net cash from
  operating activities:
     Depreciation, depletion and amortization expense                             557,167           374,711
     Dryholes and abandonments of previously capitalized oil
        and gas properties                                                          2,865           125,854
     Loss on early extinguishment of debt                                            --             129,920
     (Gain) on sale of assets                                                      (4,785)          (54,096)
     Equity in (income) losses of related partnerships                           (123,794)          (37,531)
     (Increase) in deferred taxes                                                (182,300)         (468,000)
     (Increase) decrease in assets:
            Accounts receivable and due from partnerships                        (456,070)          460,026
            Other current assets                                                  (25,603)           (3,902)
            Other assets                                                          (91,787)             --
     Increase (decrease) in liabilities:
            Accounts payable and accrued liabilities                              323,286           340,660
            Drilling advances                                                  (1,335,124)       (1,079,996)
                                                                            -------------    --------------

              Net cash used in operating activities                            (1,703,426)         (896,745)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of proven properties                                                  (4,129,663)         (170,000)
Proceeds from sale of other property and equipment                                 10,054            38,000
Purchase of wells and related equipment                                        (2,513,051)             --
Purchase of other property and equipment                                         (251,244)         (892,165)
Distributions from affiliated partnerships                                         92,426            23,934
Contributions to affiliated partnerships                                         (318,100)         (125,898)
Purchase of oil and gas leases                                                     (7,806)          (46,246)
                                                                           --------------    --------------

               Net cash used in investing activities                           (7,117,384)       (1,172,375)




See Notes to Financial Statements.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY

                                    CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                                                                 YEAR ENDED DECEMBER 31,
                                                                            -------------------------------
                                                                                 1997             1996
                                                                            --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from issuance of common stock                            $    11,466,661             --
     Net proceeds from short-term debt                                                --    $       265,683
     Net proceeds from issuance of preferred stock                                    --          2,169,160
     Proceeds from issuance of long-term debt                                      129,874          140,145
     Payment of dividends on preferred stock                                       (59,749)            --
     Net (increase) decrease in prepaid offering costs                             (75,336)        (261,783)
     Payments on long-term debt                                                   (439,391)        (270,695)
     Payments of loan issue costs                                                      --           (28,301)
                                                                           ---------------    -------------

              Net cash provided by financing activities                         11,022,059        2,014,209
                                                                           ---------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             2,201,249          (54,911)

CASH AND CASH EQUIVALENTS--Beginning of year                                        51,067          105,978
                                                                           ---------------   --------------

CASH AND CASH EQUIVALENTS--End of year                                     $     2,252,316  $        51,067
                                                                           ===============  ===============
SUPPLEMENTAL DISCLOSURE
     Cash paid for interest during the year                                $       120,017  $       192,994
                                                                           ===============  ===============
     Cash paid for income taxes during the year                            $         6,500  $          --
                                                                           ===============  ===============
NONCASH ACTIVITIES
     Assets distributed to shareholders                                    $         --     $        24,000
                                                                           ===============  ===============
     Debt converted to preferred stock (Note G)                            $         --     $     2,077,000
                                                                           ===============  ===============
     Conversion of preferred to common stock (Note G)                      $     4,246,160             --
                                                                           ===============  ===============




See Notes to Financial Statements.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            DECEMBER 31, 1997 AND 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS - Energy Search, Incorporated and Subsidiary (the Company) consists of Energy Search, Inc. (ESI), and Equity Financial Corporation (EFC), a wholly owned subsidiary acquired May 1, 1997.

     ESI is engaged in the exploration, development, production and marketing of oil and natural gas in the Appalachian Basin area including southeastern Ohio and southern West Virginia. ESI's revenue is primarily derived from the drilling of oil and gas wells on a contract basis, the sale of natural gas and crude oil from wells in which it has working interest, the transmission of natural gas through a pipeline and gathering system owned by an affiliated partnership in which ESI has an ownership interest, the management and operation of oil and gas wells, and the formation and management of oil and gas partnerships (Affiliated Drilling Partnerships).

     In 1997, ESI transitioned from being primarily a driller-operator for syndicated Affiliated Drilling Partnerships to an energy company developing reserves for its own account. The shift of its primary operational focus was financed from public funds raised through an initial public offering (Note L) and funds raised through a private placement. While the Company anticipates the continued sponsoring of Affiliated Drilling Partnerships on a limited basis, management's primary focus will be the development of its own reserves and acquisition of primarily proved undeveloped properties for exploitation.

     EFC is engaged in the operations of providing investment advice and brokering and dealing in stocks, bonds, and other securities in the east Tennessee region. EFC uses a clearing broker on a fully disclosed basis to execute trades.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of ESI and its wholly owned subsidiary, EFC, since the date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

     ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            DECEMBER 31, 1997 AND 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     OIL AND GAS PROPERTIES - ESI uses the successful efforts method of accounting for oil and gas producing activities. Acquisition costs for proved and unproved properties are capitalized when incurred. Costs of unproved properties are transferred to proved properties when proved reserves are discovered. Exploration costs, including geological and geophysical costs and costs of carrying and retaining unproved properties, are charged to expense as incurred.

     Exploratory drilling costs are capitalized initially; however, if it is determined that an exploratory well does not contain proved reserves, such capitalized costs are charged to expense, as dry hole costs, at that time.

     Prior to 1997, wells were drilled with capital raised primarily through limited partnerships. Under the terms of the partnership and drilling contracts, ESI does not capitalize intangible drilling costs since these costs are the responsibility of the contracting parties. ESI does capitalize all tangible drilling costs when incurred, since they retain ownership of the well equipment. For 1997 and future years, all intangible and tangible drilling costs for successful development wells drilled with the Company's capital will be capitalized. Costs incurred to operate and maintain wells and equipment and to lift oil and gas to the surface are generally expensed.

     Oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at time of impairment. Proved properties represent purchased working interests in producing oil and gas wells, costs to acquire oil and gas leases and intangible well development costs. Oil and gas properties are depreciated and depleted by the units-of-production method using estimates of proven reserves. Because of inherent uncertainties in estimating proven reserves, estimates of depletion and depreciation could change significantly.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            DECEMBER 31, 1997 AND 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     OTHER PROPERTY AND EQUIPMENT - Other property and equipment are recorded at cost. Major additions and improvements are capitalized, while repairs, replacements and maintenance that do not improve or extend the life of the respective assets are expensed. Depreciation is computed under the double-declining balance method over the estimated useful lives.

     INVESTMENTS IN RELATED PARTNERSHIPS - Investments in related partnerships are accounted for by the equity method. ESI, as the managing general partner of the oil and gas partnerships, makes initial capital contributions to the partnerships in accordance with provisions in the respective placement memorandum governing the activities of the particular partnership. Income or losses are allocated to the investments according to ESI's ownership interest in the partnerships, and distributions or withdrawals are deducted from the investments (see Note B for additional partnership information).

     TURNKEY DRILLING REVENUE - ESI enters into contracts with the affiliated oil and gas partnerships to drill oil and gas wells under turnkey agreements. Under the terms of the contracts, ESI provides all tangible well equipment and receives working interests in the completed wells. The partnerships pay all intangible drilling costs and receive working interests in the wells. The partnerships advance funds to ESI in order to finance the drilling activity. ESI initially defers the full amount of the drilling advances and recognizes drilling revenue as the wells are completed. Drilling expenses are netted against turnkey drilling revenue and were $2,209,872 and $2,046,458 in 1997 and 1996, respectively.

     INCOME TAXES - The Company accounts for income taxes following the liability method. A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns. Deferred tax liabilities or assets are recognized for the estimated future tax effect of temporary differences between book and tax accounting and operating loss and tax credit carry forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - A summary of the methods and significant assumptions used to estimate the fair value of financial instruments is as follows:

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            DECEMBER 31, 1997 AND 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          SHORT-TERM FINANCIAL INSTRUMENTS - The fair value of short-term financial instruments, including cash, trade accounts receivable and trade accounts payable, approximate their carrying amounts in the financial statements due to the short maturity of such instruments.

          NOTES PAYABLE AND LONG-TERM DEBT - Based on interest rates currently available to the Company for debt instruments with similar terms and remaining maturities, the fair values of notes payable and long-term debt approximate their carrying amounts in the financial statements.

     STOCK OPTIONS AND WARRANTS - The Company has stock option and stock warrant plans (Note K). Options and warrants granted to employees are accounted for using the intrinsic value method, under which compensation expense is recorded at the amount by which the market price of the underlying stock at the grant date exceeds the exercise price of an option.

     EARNINGS PER SHARE - Earnings (loss) per share of common and common equivalent stock are computed by dividing net income
     (loss) less any preferred stock dividend by the weighted average common shares outstanding and are retroactively adjusted for stock splits. The convertible preferred stock is considered to be the equivalent of common stock from the time of its issuance in 1996; however, conversion was not assumed due to the net losses for 1997 and 1996. Stock options and warrants more fully described in Notes I and K that could potentially dilute basic EPS in the future were not included in the computation of EPS, since doing so would have been antidilutive.

     CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     NEW ACCOUNTING STANDARDS - In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," each of which will require expanded disclosures effective for 1998. The Company does not expect the application of these statements to have a material effect on its financial position, liquidity or the results of operations.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            DECEMBER 31, 1997 AND 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECLASSIFICATIONS - Certain reclassifications have been made to 1996 amounts to conform to 1997 presentations.

NOTE B - AFFILIATED OIL AND GAS PARTNERSHIP

     Since 1989, ESI has sponsored the formation of partnerships for the purpose of conducting oil and gas exploration, development, and production activities on certain oil and gas properties.
     Such partnerships include the Natural Gas/Tax Credit 1989 L.P., the Natural Gas/Tax Credit 1990 L.P., the Natural Gas/Tax Credit 1991 L.P., the Natural Gas/Tax Credit 1992 L.P., the Natural Gas/Tax Credit 1992-A L.P., the Natural Gas 1993 L.P., the Energy Search Natural Gas 1993-A L.P., the Energy Search Natural Gas
     1994 L.P., the Energy Search Natural Gas 1994-A L.P., the Energy Search Natural Gas 1995 L.P., the Energy Search Natural Gas 1995-A L.P., the Energy Search Natural Gas 1996 L.P., the Energy
     Search Natural Gas 1996-A L.P., the Energy Search Natural Gas
     1997 L.P. and the Energy Search Natural Gas 1997-A L.P. ESI serves as managing general partner of these partnerships and, as such, has full and exclusive discretion in the management and control of the partnerships. The turnkey drilling and operating agreements that ESI enters into with the partnerships provide that the partnerships pay for the intangible drilling costs of the wells at an agreed-upon price per well. ESI provides all tangible equipment required in the drilling, equipping, completing and operating of the properties. Revenue from the partnership oil and gas properties is allocated based on the working interest ownership percentage of the properties. ESI's interests in the limited partnerships range from .5 percent to 9 percent.

     In 1993, ESI sponsored the formation of the ESI Pipeline Operating L.P. (the Operating Partnership), which purchased a portion of ESI's gas pipeline and gathering system. ESI contributed its remaining interest in the pipeline system to the new partnership in exchange for an ownership interest in the Operating Partnership. ESI has advanced funds to the Operating Partnership for each extension of the pipeline. ESI has no legal obligation to continue to advance funds in the future. ESI provided a guaranteed 10 percent return to pipeline investors through 1997. Operations of the pipeline have been sufficient to fund the preferential return through 1997. After preferential returns, all cash is used to repay advances used to fund pipeline extensions.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            DECEMBER 31, 1997 AND 1996

NOTE B - AFFILIATED OIL AND GAS PARTNERSHIP (CONTINUED)

     Also, in 1993, ESI sponsored the formation of the ESI Natural Gas Pipeline Income L.P. (the Pipeline Partnership). The Pipeline Partnership made a capital contribution to the Operating Partnership to finance the initial purchase of ESI's pipeline system. In turn, the Pipeline Partnership received an ownership interest in the Operating Partnership. ESI serves as managing general partner for both of these partnerships and, as such, has full and exclusive discretion in the management of and control of the partnerships. The Operating Partnership earns revenue by charging gas wells a transportation fee based on the volume of gas moved through the pipeline system. Substantially all of these gas wells are operated by ESI. As of December 31, 1997 and 1996, the Pipeline Partnership owned approximately 57 percent of the Operating Partnership, with ESI owning the remaining 43 percent.

     Total assets and equity of the related partnerships in the aggregate were approximately $5,813,197 and $5,772,464, respectively, at December 31, 1997, and $6,382,000 and $5,808,000, respectively, at December 31, 1996.

     Revenue and net income for ESI's share of such items of the following equity investees for the years ended December 31, 1997, and 1996, are given below. In the case of each equity investee, the net income (loss) from continuing operations equals the net income (loss).

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY

                                                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                 DECEMBER 31, 1997 AND 1996

NOTE B - AFFILIATED OIL AND GAS PARTNERSHIP (CONTINUED)
                                                     REVENUE                     NET INCOME (LOSS) FROM
                                         -------------------------------         CONTINUING OPERATIONS
                                                                             -----------------------------
           EQUITY INVESTEE                    1997              1996              1997            1996
------------------------------------     -------------      ------------     --------------  -------------
Energy Search Natural Gas
   Pipeline Income, L.P.                  $       75         $        5       $        (79)  $     (3,169)

ESI Pipeline Operating L.P.                  117,357            178,282             86,290         37,460

Energy Search Natural Gas
   1993 L.P.                                   4,572              8,452              4,375            821

Energy Search Natural Gas
   1993-A L.P.                                 8,931             14,315              8,541          5,506

Energy Search Natural Gas
   1994 L.P.                                  10,684             11,607             10,387          4,604

Energy Search Natural Gas
   1994-A L.P.                                   656                567                617         (2,056)

Energy Search Natural Gas
   1995 L.P.                                   6,921              6,914              6,642         (1,408)

Energy Search Natural Gas
   1995-A L.P.                                 6,454              2,879              6,287         (4,684)

Energy Search Natural Gas
   1996 L.P.                                     536               --                  510        (32,193)

Energy Search Natural Gas
   1996-A L.P.                                   123               --                  105         (6,400)

Energy Search Natural Gas
   1997 L.P.                                     118               --                  117            --

Energy Search Natural Gas
   1997-A L.P.                                  --                 --                 --              --

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY

                                                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                 DECEMBER 31, 1997 AND 1996


NOTE C - PROPERTY AND EQUIPMENT


     The principal categories of property and equipment are as follows:

                                                                                              DEPRECIABLE
                                                                 1997            1996          LIFE-YEARS
                                                           ---------------  --------------  ---------------
Machinery and equipment                                     $  108,851       $   39,942               5
Office furniture, equipment and software                       212,860          143,785               5
Airplane                                                       165,932          146,932            7-31
Vehicles                                                       218,645          112,784               5
                                                            ----------       ----------
         Total cost                                            706,288          443,443

Less accumulated depreciation                                  343,108          248,775
                                                            ----------       ----------
         Net carrying amount                                $  363,180       $  194,668
                                                            ==========       ==========



     Depreciation expense totaled $74,750 and $66,445 for the years ended December 31, 1997, and 1996, respectively.

NOTE D - INCOME TAXES

     ESI and its subsidiary file a consolidated federal income tax return. The following is a summary of the provisions for income taxes for years ended December 31:

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY

                                                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                 DECEMBER 31, 1997 AND 1996

NOTE D - INCOME TAXES (CONTINUED)
                                                                                1997             1996
                                                                           --------------   --------------

Deferred benefit                                                           $      182,300   $      468,000
Amount allocated to extraordinary item                                                --           (51,000)
                                                                           --------------   --------------
         Income tax benefit                                                $      182,300   $      417,000
                                                                           ==============   ==============

     The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

Company's effective tax rate:
                                                                                 1997            1996
                                                                            --------------   ------------
Income tax at federal statutory rate                                              34.0%          34.0%
State income tax, net of federal benefit                                           6.0%           6.0%
Other                                                                             (6.8)%         (0.5)%
                                                                                 -----           ----
         Actual effective tax rate                                                33.2%          39.5%
                                                                                 =====           ====




     The significant components of ESI's deferred tax assets and liabilities are as follows:

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY

                                                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                 DECEMBER 31, 1997 AND 1996

NOTE D - INCOME TAXES (CONTINUED)
                                                                                 1997             1996
                                                                            --------------   --------------
Deferred tax assets:
    Allowance for uncollectible accounts                                   $       59,000   $      55,000
    Accounting for equity investments                                             177,000         198,000
    Federal net operating loss                                                  2,213,800         657,000
    State net operating loss                                                      125,800         102,000
    Other                                                                             --            6,000
                                                                           --------------   -------------
       Total deferred tax asset                                                 2,575,600       1,018,000

Valuation allowance for deferred tax assets                                          --              --

Deferred tax liabilities:
    Depreciation and pooling of capital                                           784,200         550,000
    Intangible drilling costs                                                   1,126,000            --
    Other                                                                          15,000            --
                                                                           --------------   -------------
       Total deferred tax liabilities                                           1,925,200         550,000
                                                                           --------------   -------------
       Net deferred tax asset                                              $      650,400   $     468,000
                                                                           ==============   =============

     At December 31, 1997, the Company had federal and state operating loss carryforwards of approximately $6,500,000 and $2,100,000 respectively, that expire in the years 2005 to 2017. These carryforwards are available to offset future taxable income.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY

                                                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                 DECEMBER 31, 1997 AND 1996

NOTE E - NOTES PAYABLE

                                                                                 1997              1996
                                                                            --------------  ---------------
Notes payable to shareholders, unsecured, due on
    demand, annual interest-only payments at 10%                           $         --      $     251,773

Line-of-credit at bank, collateralized by lien on oil
    and gas property, interest payable at prime plus
    1.75%                                                                         650,684          650,683
                                                                           --------------    -------------
       Total                                                               $      650,684    $     902,456
                                                                           ==============    =============




     The Company has a $920,000 line-of-credit. The initial borrowing base is reduced by $20,000 per month. It has various loan covenants including requirements on its tangible net worth, debt to tangible net worth, limits on partnership subsidies, restrictions on payment of dividends and general and administrative costs.

     The following is a summary of certain information regarding ESI's short-term borrowings for years ended December 31:

                                                                                 1997              1996
                                                                            --------------  --------------

Balance at end of year                                                     $      650,684   $     902,456

Weighted average interest rate at end of year                                       10.00%           9.80%

Average amount outstanding during the year                                 $      776,570   $     769,614

Maximum amount outstanding at any month end
    during the year                                                        $      902,456   $     902,456

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY

                                                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                 DECEMBER 31, 1997 AND 1996


NOTE F - LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:

                                                                                 1997              1996
                                                                            --------------   --------------
Note payable to bank, collateralized by equipment,
    interest only payable at a rate of 8.5% through
    March 17, 1997, monthly installments of $2,863,
    including interest of 8.5% commencing April 17,
    1997, paid in 1997                                                     $         --     $     140,145

Note payable to bank, collateralized by equipment,
    payable in monthly installments of $3,600, including
    interest at prime plus .50%, which was 9% at
    December 31, 1997, through October 15, 2002                                   166,779          84,378
                                                                           --------------   -------------
    Total                                                                         166,779         224,523

       Less current portion                                                        29,184          69,729
                                                                           --------------   -------------
       Total long-term debt                                                $      137,595   $     154,794
                                                                           ==============   =============


     Principal maturities of long-term debt at December 31, 1997 are as follows:

                                 1998                                   $    29,184
                                 1999                                        31,962
                                 2000                                        34,976
                                 2001                                        38,332
                                 2002                                        32,325
                                                                        -----------
                                     Total                              $   166,779
                                                                        ===========

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            DECEMBER 31, 1997 AND 1996


NOTE G - PREFERRED STOCK

     During 1996, ESI issued 207,700 shares of Class A convertible preferred stock with a $10 stated value in exchange for and to retire the outstanding principal on its variable rate subordinated debentures. Of the $2,169,500 debentures payable outstanding at December 31, 1995, a total of $2,077,000 was converted to Class A convertible preferred stock, with the remaining $92,500 in debentures being retired with cash. The write-off of the deferred loan costs of $129,920 related to the debentures has been reflected as a loss on early extinguishment of the debt. In addition, ESI issued 242,300 shares of Class B convertible preferred stock with a $10 stated value during this period. Issue costs of $27,693 and $226,147 related to the Class A and Class B preferred stock, respectively, were netted against the respective preferred stock accounts.

     Both the Class A and B preferred stock was redeemable by the Company, at the option of the holder, at $10 per share or, if not redeemed, was automatically convertible on a share-by-share basis into common stock upon the occurrence of certain events. Such events included the undertaking of a registration and initial public offering of any of ESI's common stock. The preferred stock was converted to common stock in 1997 in conjunction with the successful initial public offering of ESI's common stock.
     The number of shares issued at conversion was doubled as a result of the two-for-one stock split (Note H).

NOTE H - COMMON STOCK

     RECAPITALIZATION OF COMMON STOCK - On July 1, 1996, ESI's shareholders' surrendered 1,200 shares of common stock outstanding in exchange for 550,000 shares of no par common stock for no additional consideration. In January 1997, immediately prior to completion of the initial public offering, a two-for-one stock split was completed which doubled the number of outstanding shares of common stock to 1,100,000. These changes were retroactively reported in the 1996 financial statements.

     INITIAL PUBLIC OFFERING - In January 1997, the Company registered its stock in a public offering of 1,000,000 common shares and raised $6,551,765 net of underwriter fees, professional fees, and various other costs associated with this stock offering of $1,498,509.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            DECEMBER 31, 1997 AND 1996

NOTE H - COMMON STOCK (CONTINUED)

     REGULATION D OFFERING - On October 27, 1997, the Company completed a private offering of 749,961 shares of common stock and raised $4,671,582, net of underwriter fees, professional fees, and various other costs associated with this stock offering of $578,145.

     OTHER - In addition to the plans described in Notes I and K, the Company issued 2,500 warrants to each of the two outside directors during 1997. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.50 and the warrants expire January 30, 2002.

NOTE I -  STOCK OPTION AND WARRANT PLANS

     The Company has established a stock option plan effective January 1, 1997, for officers, directors other than outside directors, employees, and advisors of the Company. A total of 300,000 shares of common stock have been authorized and reserved for issuance under this plan. The Company has also established an outside directors stock option plan, effective January 1, 1997.
     A total of 50,000 shares of common stock have been authorized and reserved for issuance under this plan. The exercise price of each option granted under both stock option plans may not be less than the fair market value of the common stock on the day of the grant of the option, and no option may be exercisable more than 10 years after the date of the grant. No options have been issued under either of these plans as of December 31, 1997.

     SERIES A WARRANTS - As part of ESI's public offering, the Board of Directors issued 1,000,000 Series A warrants included in units that consist of one share of common stock and one Series A warrant. The Board issued additional Series A warrants consisting of 100,000 units pursuant to the Underwriters' over-allotment option, and 100,000 "representative's" warrants pursuant to Underwriters' compensation. An equivalent number of shares of common stock has been authorized and reserved for issuance upon exercise of such Series A warrants.

     Each Series A warrant entitles the holder to purchase one share of common stock at an exercise price of $9.60 per unit exercisable at any time after February 28, 1998, until January 30, 2002. The Series A warrants could not be traded separately

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            DECEMBER 31, 1997 AND 1996

NOTE I -  STOCK OPTION AND WARRANT PLANS (CONTINUED)

     until July 24, 1997. The warrants are subject to redemption by the Company at a price of $.05 per Series A warrant on 30 days written notice at any time after July 24, 1998, provided that the closing sale price per share for the common stock has equaled or exceeded 200 percent of the offering price per unit for 20 consecutive trading days within the 30-day period immediately preceding such notice.

     REGULATION D WARRANTS - As part of ESI's private offering of common stock that took place in October 1997, 74,996 warrants were issued to unaffiliated parties pursuant to the Placement Agent Agreement. The warrants entitle each holder to purchase one share of common stock and are exercisable at $7 per share at any time up to October 27, 2002. The number, type of security and the exercise price is subject to adjustment upon occurrence of certain events including consolidation, merger, subdivision or combination of shares and issuance of stock dividends. None of these warrants have been exercised at December 31, 1997.

NOTE J  -  RELATED PARTY TRANSACTIONS

     Because of the nature of ESI's business, a significant number of transactions are with related parties.

     During 1997 and 1996, ESI received drilling advances from two affiliated oil and gas partnerships in the amount of $1,156,800 and $2,037,750, respectively. Included in accounts receivable at December 31, 1997 and 1996 is $426,800 and $456,000, respectively, due from affiliated partnerships.

     In its role as operator of the oil and gas wells owned by various related partnerships, ESI charges a monthly wellhead and administrative fee of between $100 and $300 for each producing well. These fees totaled $239,433 and $158,666 for 1997 and 1996, respectively. In its role as general partner of the partnership, which owns the gas pipeline and gathering system, ESI charges the partnership a management fee of $5,000 per month. These fees totaled $60,000 and $55,000 for 1997 and 1996, respectively.

     Equity Financial Corporation (EFC), a wholly owned subsidiary acquired in 1997, acts as placement agent for ESI programs. ESI

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            DECEMBER 31, 1997 AND 1996

NOTE J - RELATED PARTY TRANSACTIONS (CONTINUED)

     paid EFC $136,950 and $183,150 in 1997 and 1996, respectively, for costs associated with program placement. The balance owed EFC was $77,800 and $84,900 as of December 31, 1997 and 1996,
     respectively. In 1996, ESI paid EFC $83,080 in sales commissions for conversion of subordinated debentures to preferred stock.
     ESI paid EFC $0 and $28,000 in 1997 and 1996, respectively, for rent and management fees under a monthly shared service arrangement. Intercompany balances between ESI and EFC relating to 1997 have been eliminated through consolidation.

     The Company, in its discretion and given the business environment existing at the time, chose not to collect certain amounts due from partnerships and also paid certain expenses due to others on behalf of partnerships. ESI is under no legal or contractual obligation to continue this activity, and there is no expectation that it will continue in future years.

     The following is a summary for the years ended December 31, 1997 and 1996 of expenses paid on behalf of the partnerships and advances forgiven:

                                                                                 1997            1996
                                                                           ---------------  -------------

Expenses paid on behalf of partnership                                     $       80,834   $     197,852
                                                                           ==============   =============
Advances forgiven                                                          $       11,728   $      57,996
                                                                           ==============   =============


     ESI has the contractual right to charge partnership administrative fees and production operating fees in excess of the aggregate amounts charged to the partnerships during 1997 and 1996.

NOTE  K - EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS

     The Company sponsors a simplified employee pension plan (SEP) for qualifying employees. Employee contributions to individual

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            DECEMBER 31, 1997 AND 1996

NOTE K - EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS
(CONTINUED)

     retirement plans may not exceed the greater of 15 percent of employee earnings or $22,500 per year per employee. The Company contributed $25,370 and $15,726 to the SEP during 1997 and 1996, respectively.

     The Company has a fixed employee stock-based compensation plan under which the Company has granted warrants for 55,650 shares of restricted common stock. The exercise price of each option is equal to the market price of the Company's stock on the date of grant. The warrants expire January 30, 2002 and vest immediately upon grant.

     The Company also has a fixed executive officer stock-based compensation plan under which executive officers have been granted warrants for the purchase of up to 450,000 shares of restricted common stock. The exercise price of each option is $8.00 per share, which equaled the market price of the Company's stock on the date of grant. The term of the warrants is five years starting in 1997 and the warrants vest at 30,000 shares per officer per year.

     The Company applies intrinsic value accounting to its fixed stock-based compensation plans. Accordingly, no compensation cost has been recognized for the fixed plans in 1997 or 1996.
     Had compensation cost been determined using the fair value method, net loss would have been $(476,563) and $(705,511) for 1997 and 1996, respectively, and earnings per share would have been $(.18) and $(.63) for 1997 and 1996, respectively. The fair value of the warrants was determined using the Black-Scholes model with application of an additional 30% discount due to the fact that the shares are restricted. The following assumptions were made in estimating the fair value: risk-free interest rate-6%, expected expiration of the warrants-January 30, 2002, expected price volatility-20% and dividend yield-0%.

     The following is a summary of the status of the fixed stock-based compensation plans during 1997.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            DECEMBER 31, 1997 AND 1996

NOTE  K - EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS
(CONTINUED)

                                                                              NUMBER OF
                                                                            SHARES (AFTER      WEIGHTED
                                                                             TWO FOR ONE        AVERAGE
                                                                              STOCK SPLIT)  EXERCISE PRICE
                                                                             -------------- --------------
Outstanding at January 1, 1996                                                       --     $        --

Granted                                                                            27,950            3.57
                                                                           --------------   -------------
Outstanding - December 31, 1996                                                    27,950            3.57

Granted                                                                           505,650            7.84

Expired                                                                           (15,470)          10.00

Exercised                                                                         (12,480)           3.59
                                                                           --------------   -------------
Outstanding - December 31, 1997                                                   505,650   $        7.84
                                                                           ==============   =============
Exercisable at December 31, 1997                                                  145,650   $        7.43
                                                                           ==============   =============
Weighted average per share fair value of
    options granted during 1997                                            $         1.29
                                                                           ==============

     The following is a summary of the status of the fixed options outstanding at December 31, 1997.

             OUTSTANDING OPTIONS                                           EXERCISABLE OPTIONS
------------------------------------------------             ---------------------------------------------
                                      WEIGHTED                                                   WEIGHTED
                                      AVERAGE                                                    AVERAGE
                                     REMAINING                                                  REMAINING
    EXERCISE                         CONTRACTUAL               EXERCISE                        CONTRACTUAL
     PRICE            NUMBER           LIFE                      PRICE           NUMBER            LIFE
     -----            ------           ----                     -----           ------            ----
    $6.50             55,650             5                      $6.50            55,650             5
    $8.00            450,000             5                      $8.00            90,000             5

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            DECEMBER 31, 1997 AND 1996

NOTE L - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

     As general partner in various affiliated oil and gas partnerships, the Company is subject to contingencies that may arise in the normal course of business of these partnerships. Management is of the opinion that liabilities, if any, related to such contingencies that may arise would not be material to the financial statements.

     CONCENTRATIONS OF CREDIT RISK - The Company extends credit to affiliated partnerships in the normal course of business. Within this industry, certain concentrations of credit risk exist. ESI, in its role as operator of co-owned properties, assumes responsibility for payment to vendors for goods and services related to joint operations and extends credit to these partnerships as co-owners of these properties.

     This concentration of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact the Company's overall credit risk. However, management believes that its accounts receivable are well diversified, thereby reducing potential risk to the Company.

     GEOGRAPHIC CONCENTRATION - The Company plans to increase its oil and gas reserves by continued developmental drilling in southeastern Ohio in the area serviced by its gas gathering system, its Dupont Field and its Beaver Coal Company Lease in Wood and Raleigh Counties, West Virginia, respectively. The Company may also undertake activities elsewhere in the Appalachian Basin and the mid-continent region of the United States. It plans to drill an increasing number of wells for its own account, while at the same time continuing to drill wells with future affiliated drilling partnerships to be syndicated on a private placement basis.

NOTE M - BUSINESS SEGMENTS

     The Company's operations are classified into two principal industry segments. Oil and gas operations and brokerage services. The oil and gas operations are conducted entirely through ESI which is the primary industry segment. The brokerage services are conducted exclusively through EFC.
     See Note A for a description of the operations and accounting

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     DECEMBER 31, 1997 AND 1996

NOTE M - BUSINESS SEGMENTS (CONTINUED)

     policies of each Company. ESI acquired EFC during 1997 and, therefore, prior to 1997 the Company operated only in the oil and gas industry. The following is a summary of segment information for 1997.

                                    OIL & GAS         BROKERAGE     CONSOLIDATIONS
             1997                   OPERATIONS        SERVICES      & ELIMINATIONS      CONSOLIDATED
--------------------------------    ----------        --------      --------------      ------------
Net revenues to
   unaffiliated customers         $   1,736,539     $   500,131    $          --       $     2,236,670
Intersegment revenues                      --            92,400            (92,400)               --
                                  -------------     -----------    ---------------     ---------------
       Total net revenue              1,736,539         592,531            (92,400)          2,236,670
                                  -------------     -----------    ---------------     ---------------
Operating income (loss)                (678,044)        185,390           (105,122)           (597,776)
Other income                            175,285            --             (127,090)             48,195
                                  -------------     -----------    ---------------     ---------------
Net income (loss) before
     income taxes                 $    (502,759)    $   185,390    $      (232,212)    $      (549,581)
                                  =============     ===========    ===============     ===============
Identifiable assets               $  16,181,777     $   276,984    $      (338,061)    $    16,120,700
                                  =============     ===========    ===============     ===============
Capital expenditures              $   6,901,159     $       605    $          --       $     6,901,764
                                  =============     ===========    ===============      ==============
Depreciation, depletion
     and amortization             $     543,749     $     4,696    $         8,722     $       557,167
                                  =============     ===========    ===============     ===============

To the Stockholders of
Energy Search, Incorporated and Subsidiary


We have audited the financial statements of Energy Search, Incorporated and Subsidiary for the years ended December 31, 1997 and 1996. The accompanying schedules of Costs Incurred in Oil and Gas Producing Activities and Estimates of Natural Gas and Oil Reserves on pages 26 through 29 are not a required part of the basic financial statements of Energy Search, Incorporated, but constitute additional supplementary information required by the Financial Accounting Standards Board. We have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the supplementary information. However, we did not audit the information and express no opinion on it.



/s/ Plante & Moran, LLP

Grand Rapids, Michigan
February, 20, 1998

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY

                              SUPPLEMENTARY INFORMATION (UNAUDITED)


COST INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

The following costs are comprised of both capitalized and expensed costs included in the balance sheet and income statement:

                                                                           YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------
                                                                        1997                     1996
                                                                  ---------------          ----------------
Property acquisition costs                                        $      1,535,173         $        72,640
                                                                  ================         ===============
Exploration costs                                                 $         84,616         $       288,376
                                                                  ================         ===============
Developments costs                                                $      5,683,356         $     1,066,814
                                                                  ================         ===============


ESTIMATES OF NATURAL GAS AND OIL RESERVES

The following estimates of proven developed natural gas and oil reserve quantities and related standardized measure of discounted net cash flow are estimates prepared by an independent petroleum engineer on behalf of the Company's engineer as of December 31, 1997 and 1996. They do not purport to reflect realizable values or fair market values of ESI's reserves. ESI emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties.
Accordingly, these estimates are expected to change as future information becomes available.

Proven reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proven developed reserves are those expected to be recovered through existing wells, equipment and operating methods.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY

                              SUPPLEMENTARY INFORMATION (UNAUDITED)


ESTIMATES OF NATURAL GAS AND OIL RESERVES (CONTINUED)

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas to the estimated future production of proven oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proven reserves, less estimated future severance tax expenses and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

                                                                        OIL (BBL)               GAS (MCF)
                                                                    ---------------         -----------------
Proven, developed and undeveloped reserves:

    January 1, 1996                                                         22,340               3,564,527
       Revisions and other changes                                          (2,568)               (431,499)
       Extensions and discoveries                                             --                13,471,501
       Purchases of reserves                                                (2,079)               (829,969)
       Production                                                             (957)                (82,260)
                                                                   ---------------         ---------------
    December 31, 1996                                                       16,736              15,692,300
       Revisions and other changes                                         (12,583)             (1,608,121)
       Extensions and discoveries                                            --                  4,649,023
       Purchases and sales of reserves                                      20,600              12,099,800
       Production                                                           (1,129)               (223,025)
                                                                   ---------------         ---------------
    December 31, 1997                                                       23,624              30,609,977
                                                                   ===============         ===============
Proven developed reserves:
    December 31, 1996                                                       16,725               1,148,764
    December 31, 1997                                                       23,624              11,192,017

Equity interest in proven reserves:
    December 31, 1996                                                        1,612                 145,585
    December 31, 1997                                                          268                 138,228

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY

                                      SUPPLEMENTARY INFORMATION (UNAUDITED)


ESTIMATES OF NATURAL GAS AND OIL RESERVES (CONTINUED)

                                                                                    DECEMBER 31,
                                                                        -----------------------------------
                                                                             1997                 1996
                                                                        --------------      ---------------
STANDARDIZED MEASURE OF DISCOUNTED FUTURE PRETAX
     NET CASH FLOWS
            Future cash inflows                                         $     105,929,500  $     53,269,424
            Future production costs                                           (18,076,980)       (6,876,455)
            Future development costs                                          (16,710,350)      (10,069,585)
                                                                        -----------------  ----------------
            Future pretax net cash flows                                       71,142,170        36,323,384
            10% annual discount for estimated timing
               of cash flows                                                  (38,780,970)      (14,996,587)
                                                                        -----------------  ----------------
            Standardized measure of discounted future
               pretax net cash flows relating to proven
               oil and gas reserves                                     $      32,361,200  $     21,326,797
                                                                        =================  ================
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET
     CASH FLOWS
            Future cash inflows                                         $     105,929,500  $     53,269,424
            Future production costs                                           (18,076,980)       (6,876,455)
            Future development costs                                          (16,710,350)      (10,069,585)
            Future income taxes                                               (22,149,426)      (10,747,719)
                                                                        -----------------  ----------------
            Future net cash flows                                              48,992,744        25,575,665
            10% annual discount for estimated timing
               of cash flows                                                  (24,897,377)      (10,402,907)
                                                                        -----------------  ----------------
            Standardized measure of discounted future
               net cash flows relating to proven oil
               and gas reserves                                         $      24,095,367  $     15,172,758
                                                                        =================  ================
ESI's share of equity method investors' standardized
     measure of discounted future cash flows                            $         181,570  $        215,995
                                                                        =================  ================

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY

                       SUPPLEMENTARY INFORMATION (UNAUDITED)


ESTIMATES OF NATURAL GAS AND OIL RESERVES (CONTINUED)

The following reconciles the change in the standardized measure of discounted future net cash flows for the year ended December 31,

                                                                                 1997             1996
                                                                            -------------  -----------------
Beginning of year                                                         $    15,172,758    $    2,720,651
Sales of oil and gas produced, net of
     production costs                                                            (524,385)         (117,852)
Extensions, discoveries, and improved recovery -
     Less related costs                                                         4,853,796        23,352,526
Revisions of previous quantity estimates                                         (394,343)         (271,797)
Changes in prices                                                               1,231,832         1,372,168
Net change from purchases and sales of
     minerals in place                                                         10,716,000          (632,667)
Net change in income taxes                                                    (11,258,007)      (10,279,719)
Accretion of discount                                                          (1,517,276)         (272,065)
Other                                                                           5,814,992          (698,487)
                                                                          ---------------    --------------
End of year                                                               $    24,095,367    $   15,172,758
                                                                          ===============    ==============

                               EXHIBIT INDEX

  EXHIBIT NUMBER               DESCRIPTIONS

       3.1    Third Amended and Restated Charter of the Registrant<F1>
       3.2    Sixth Amended and Restated Bylaws of the Registrant
       4.1    Specimen of Common Stock Certificate<F1>
       4.2    Specimen of Redeemable Series A Common Stock Purchase
              Warrant Certificate<F1>
       4.3    Specimen of Underwriters' Warrant Certificate<F1>
       4.4    Charter (See Exhibit 3.1)
       4.5    Bylaws (See Exhibit 3.2)
       9.1    Shareholder Voting Agreement and Irrevocable Proxy<F1>
      10.1 Energy Search Natural Gas 1995-A L.P. Limited Partnership Agreement, dated December 31, 1995<F1>
      10.2    Energy Search Natural Gas 1995-A L.P. Joint Drilling and
              Operating Agreement, dated December 31, 1995<F1>
      10.3    Energy Search Natural Gas 1996 L.P.-Limited Partnership
              Agreement, dated June 10, 1996<F1>
      10.4    Energy Search Natural Gas 1996 L.P.-Joint Drilling and
              Operating Agreement, dated June 10, 1996<F1>
      10.5    ESI Pipeline Operating Partnership-Limited Partnership
              Agreement, dated January 7, 1993<F1>
      10.6 Energy Search Natural Gas Pipeline Income Partnership-Limited Partnership Agreement, dated January 7, 1993<F1>
      10.7 Gas Servicing Agreement between the Registrant and ESI Pipeline Operating L.P., dated January 5, 1993<F1>
      10.8 Selling Agreement-Class B Convertible Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996<F1>
      10.9 Selling Agreement-Class A and Class B Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996<F1>
     10.10 Selling Agreement-Variable Rate Subordinated Debentures between Registrant and Equity Financial Corporation, dated September 19, 1994<F1>
     10.11 Aircraft Lease between Charles P. Torrey, Jr. and the Registrant dated February 1, 1995<F1>
     10.12    Beaver Coal Company Lease between Beaver Coal Company
              Limited and the Registrant, dated September 15, 1996<F1>
     10.13 Employment Agreements with officers and key employees of the Registrant
                           (a) John M. Johnston<F1><F*>
                           (b) Robert L. Remine<F1><F*>
                           (c) Charles P. Torrey, Jr.<F1><F*>
                           (d) Richard S. Cooper<F1><F*>
                           (e) Michael W. Mooney<F*>

     10.14    Promissory Notes of Executive Officers in Favor of
              Registrant
                           (a) Charles P. Torrey, Jr.<F1>
                           (b) Robert L. Remine<F1>
                           (c) Richard S. Cooper<F1>
     10.15    Stock Option Plan<F1><F*>
     10.16    Outside Directors' Stock Option Plan<F1><F*>
     10.17    Form of Lock-Up Agreement<F1>
      11.1    Statement Regarding Computation of Earnings Per Common Share
      21.1    Subsidiaries
      23.1    Consent of Experts and Counsel
                           (a) Consent of Independent Accountant, Ronald
                               D. Cameron, CPA<F1>
                           (b) Consent of Independent Accountant, Plante &
                               Moran, LLP, CPA
                           (c) Consent of Independent Geologist, Kim A.
                               Walbe
                           (d) Consent of Independent Petroleum Consultant,
                               Wright & Company, Inc.
      27.1    Financial Data Schedule

------------------
[FN]
<F1>  Previously filed with the Company's Registration Statement on Form
      SB-2 (Registration No. 333-12755) filed with the Securities and Exchange Commission, and here incorporated by reference.
<F*>  Management contract or compensatory plan or arrangement.