Form 10QSB
period 1998-03-31
ENERGY SEARCH INC
filed 1998-05-15
CIK 932181

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
=============================================================================
                                FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ___________ to ___________

                     Commission file number 001-12679


                        ENERGY SEARCH, INCORPORATED
     (Exact Name of Small Business Issuer as Specified in its Charter)

                  TENNESSEE                           62-1423071
      (State or Other Jurisdiction of   (I.R.S. Employer Identification No.)
       Incorporation or Organization)

                  280 FORT SANDERS WEST BLVD., SUITE 200
                         KNOXVILLE, TENNESSEE  37922

              (Issuer's Telephone Number, Including Area Code)
                              (800) 551-5810


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]        No  [ ]

     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,773,241 (March 31, 1998)

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

=============================================================================

                        ENERGY SEARCH, INCORPORATED

PART I  FINANCIAL INFORMATION                                            PAGE

     ITEM 1.   FINANCIAL STATEMENTS                                        3

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   8

PART II  OTHER INFORMATION

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                   14

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             14


APPENDIX A  EXHIBIT 27   FINANCIAL DATA SCHEDULE                           16

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        ENERGY SEARCH, INCORPORATED

                               BALANCE SHEETS

                                                                    MARCH 31,         DECEMBER 31,
                                                                      1998              1997<F*>
                                                                   (UNAUDITED)
                                                                 -------------        ------------
ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                $      714,489     $    2,252,316
        Accounts receivable                                             680,017            976,065
        Other current assets                                             71,745             91,670
                                                                 --------------     --------------

                                  Total current assets                1,466,251          3,320,051

OIL AND GAS PROPERTIES
        Proven properties                                             6,261,484          4,546,833
        Unproven properties                                             202,125            193,965
        Wells and related equipment                                   8,626,517          8,100,764
        Less accumulated depreciation, depletion and
          amortization                                               (3,313,690)        (3,140,678)
                                                                 --------------     --------------
                            Net oil and gas properties               11,776,436          9,700,884

OTHER ASSETS
        Other property and equipment, net                               366,354            363,180
        Investments in related partnerships                           1,671,675          1,649,849
        Deferred tax asset                                              700,700            650,400
        Due from affiliated partnerships, net                           230,735            213,246
        Prepaid stock offering costs                                     87,481             75,336
        Other assets                                                    153,011            147,754
                                                                 --------------     --------------
                                    Total other assets                3,209,956          3,099,765

                                          Total assets           $   16,452,643     $   16,120,700
                                                                 ==============     ==============

<F*>Condensed from audited financial statements

                                      -3-

                                                                     MARCH 31,          DECEMBER 31,
                                                                       1998                1997<F*>
                                                                    (UNAUDITED)
                                                                 -------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

        Notes payable                                            $      650,684     $      650,684
        Current portion of long-term debt                                29,846             29,184
        Accounts payable and accrued expenses                         1,826,466          1,356,748
                                                                 --------------     --------------
                            Total current liabilities                 2,506,996          2,036,616

LONG-TERM DEBT, less current portion                                    130,120            137,595

SHAREHOLDERS' EQUITY

Common stock (no par value, 10,000,000 shares
authorized; 3,773,241 and 3,768,241 shares issued and
outstanding as of March 31, 1998 and December 31, 1997,
respectively)                                                        15,436,823         15,448,073

Retained earnings (deficit)                                          (1,621,296)        (1,501,584)
                                                                 --------------     --------------
                          Total shareholders' equity                 13,815,527         13,946,489
                                                                 --------------     --------------
          Total liabilities and shareholders' equity             $   16,452,643     $   16,120,700
                                                                 ==============     ==============

<F*>Condensed from audited financial statements

See notes to financial statements

                           ENERGY SEARCH INCORPORATED
                       STATEMENTS OF OPERATION (Unaudited)

                                                                     FOR THE THREE MONTHS ENDED
                                                                  MARCH 31, 1998     MARCH 31, 1997
                                                                  --------------     --------------
                                                                   (UNAUDITED)         (UNAUDITED)
REVENUE
        Net turnkey revenue                                      $      (93,840)    $      731,374
        Oil & gas revenue                                               647,074             90,803
        Management fees                                                  47,566             82,283
        Other revenue                                                   212,266             59,003
                                                                 --------------     --------------

        Total revenue                                                   813,066            963,463

OPERATING EXPENSES
        Production expenses                                             156,663             43,925
        Exploration expenses                                             53,079             95,820
        Depreciation, depletion and amortization                        221,960            150,715
        Interest                                                         20,433             20,650
        General and administrative                                      519,218            311,748
                                                                 --------------     --------------
        Total operating expenses                                        971,353            622,858

        NET INCOME (LOSS) FROM OPERATIONS                              (158,287)           340,605

OTHER INCOME (EXPENSE)
        Program reimbursement                                           (42,546)            (8,849)
        Equity in income of related partnerships                         30,821             30,948
        Gain on sale of assets                                               --              2,963
                                                                 --------------     --------------
                             Total other income (expense)               (11,725)            25,062

        NET INCOME (LOSS) BEFORE INCOME TAX                            (170,012)           365,667

        INCOME TAX BENEFIT (EXPENSE)                                     50,300           (110,000)
                                                                 --------------     --------------
        NET INCOME (LOSS)                                        $     (119,712)    $      255,667

        Earnings per common and common equivalent
        share                                                             (0.03)              0.08

        Earnings per common share - assuming full
        dilution                                                          (0.03)              0.08

See notes to financial statements
                                      -5-

                 ENERGY SEARCH, INCORPORATED (UNAUDITED)

                        STATEMENTS OF CASH FLOWS

                                                                     THREE MONTHS ENDED MARCH 31
                                                                       1998               1997
                                                               ------------------------------------
                                                                    (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $     (119,712)    $      255,667
Adjustments to reconcile net income (loss) to net cash used
        in operating activities:
Depreciation, depletion and amortization expense                        221,960            150,715
(Gain) on sale of assets                                                     --             (2,963)
Equity in (income) losses of related partnerships                       (30,821)           (30,948)
(Increase) decrease in deferred tax asset                               (50,300)           110,000
(Increase) decrease in assets
        Accounts receivable and due from partnerships                   278,559            468,785
        Other current assets                                             19,925             (1,992)
        Other assets                                                     (9,994)                41
Increase (decrease) in liabilities
        Accounts payable and accrued liabilities                        469,718            214,130
        Drilling advances                                                    --         (1,335,124)
                                                                 --------------      -------------
             Net cash provided (used) in operating
               activities                                               779,335           (171,689)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of proven properties                                        (1,714,651)          (523,899)
Proceeds from sale of other property and equipment                           --              8,548
Purchase of wells and other related equipment                          (525,752)          (237,616)
Purchase of other property and equipment                                (29,886)           (32,018)
Distributions from affiliated partnerships                               22,031             35,413
Contributions to affiliated partnerships                                (30,536)          (229,100)
Purchase of oil and gas leases                                           (8,160)            (4,280)
                                                                 --------------      -------------
             Net cash used in investing activities                   (2,286,954)          (982,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from issuance of common stock                                             8,000,000
Payments of stock issuance costs                                        (11,250)        (1,446,319)
Payment of dividends on preferred stock                                      --            (59,749)
Net (increase) decrease in prepaid offering costs                       (12,145)           265,948
Payments on long-term debt                                               (6,813)          (261,090)
                                                                 --------------      -------------
             Net cash provided (used) in financing
               activities                                               (30,208)         6,498,790
                                      -6-

NET (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS                                                     (1,537,827)         5,344,149

CASH AND CASH EQUIVALENTS - Beginning of period                       2,252,316             51,067
                                                                 --------------      -------------
CASH AND CASH EQUIVALENTS - End of period                        $      714,489     $    5,395,216
                                                                 ==============      =============




See notes to financial statements

                         ENERGY SEARCH, INCORPORATED

                        NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


BASIS OF PRESENTATION

     The condensed Balance Sheets as of March 31, 1998 and December 31, 1997, the Statements of Operations for the three-month periods ended March 31, 1998 and 1997, and the Statements of Condensed Cash Flows for the three month periods ended March 31, 1998 and March 31, 1997 have been prepared by the Company.

     In the opinion of management all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the 1997 audited financial statements and notes thereto included in the exhibits of this filing.

EARNINGS PER SHARE

     Earnings (loss) per share of common and common equivalent stock are based on the weighted average common shares outstanding and are retroactively adjusted for stock splits.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     This discussion and analysis of financial condition and results of operations, and other sections of this Form 10-QSB, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, and projections about the oil and gas industry, the economy, and about the Company itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words, and similar expressions are intended to identify such forward-looking statements.
These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.
Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

     Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, changes in production volumes, worldwide demand and commodity prices for petroleum natural resources; the timing and extent of the Company's success in discovering, acquiring, developing, and producing natural gas and oil reserves; risks incident to the drilling and operation of natural gas and oil wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; the effect of hedging activities; and conditions in the capital markets

OVERVIEW

     The Company is an independent oil and gas company organized as a Tennessee corporation in 1990 and engaged in the exploration, development, production and acquisition of natural gas properties in the Appalachian
Basin.   The Company's emphasis is on natural gas production with
approximately 90% of its production in 1997 from natural gas and the remainder from oil. Daily net production averaged approximately 0.9
MMcfed in 1997, and reached a level of approximately 3.0 MMcfed as of March 31, 1998. The Company has drilled seven wells in the first quarter of 1998.

     The Company's future growth is expected to be driven by development, exploitation, and controlled exploration drilling on its existing properties and the continuation of an opportunistic acquisition strategy in the Appalachian Basin region.

THREE MONTHS ENDED MARCH 31, 1998

FINANCIAL CONDITION

     Total assets increased $331,943 or 2.1% from December 31, 1997 to March 31, 1998 primarily due to a $2,075,552 net increase in oil and gas properties and after an offsetting decrease of $1,853,800 in current assets.

     Current assets for the three month period ended March 31, 1998 decreased $1,853,800 to $1,466,251, or a 55.8% decrease compared to current assets for the year ended December 31, 1997. Cash decreased $1,537,827 to $714,489 or 68.3% for the three months ended March 31, 1998. This decrease is due to the Company's continued development of its Beaver Lease and Churchtown Lease areas as well as enhancement efforts and development of the newly acquired Simmons Field. A detailed discussion of the sources and uses of cash follows in the "CASH FLOW FROM OPERATIONS, INVESTING, AND FINANCING ACTIVITIES" section. Accounts receivable decreased $296,048 to $680,017 or 30.3% due to the collection of the 1997-A year end Affiliated Drilling Partnership receivable in January 1998.

     Oil and gas properties for the three months ended March 31, 1998 increased $2,075,552 to $11,776,436 or 21.4% from the amount reported at December 31, 1997. The increase primarily is a result of continued drilling activity for its own account, and the acquisition by the Company of oil and gas lease interests in proved properties. Proven properties increased $1,714,651 to $6,261,484 or 37.7% from the amount reported at December 31, 1997. Included in this amount are intangible drilling costs of $1,646,905 associated with Company drilled wells. The Company increased capital expenditures for drilling in well-related equipment from December 31, 1997 to March 31, 1998 in the amount of $525,753.

     Total liabilities increased $462,905 or 21.3% from December 31, 1997 to March 31, 1998, due primarily to an increase in current liabilities of $470,380 or 23.1% and a decrease in long-term debt of $7,475 or 5.4%. Current liabilities increased $470,380 to $2,506,996 or 23.1% from December 31, 1997 to March 31, 1998 primarily due to an increase in accounts payable and accrued expenses of $469,718 to $1,826,466 at March 31, 1998, an increase of 34.6% resulting from increased drilling activity on behalf of the Company.

RESULTS OF OPERATIONS

     For the three months ended March 31, 1998, the Company had a net loss after tax of $119,712, compared to net income after tax of $255,667 for the three months ended March 31, 1997. As a result of the transition from turnkey driller operator generating turnkey income to drilling for the account of the Company, the Company realized a net turnkey expense of

$93,840 in the first quarter of 1998. However, Company revenue from oil and gas sales increased to $647,074 for the same period.

     Total net revenues decreased $150,397 or 15.6% due primarily to a decrease in turnkey revenue and after offsetting increases in oil and gas and other revenue.

     For the three months ended March 31, 1998, net turnkey revenue decreased $825,214 or 112.8% as compared to the amounts reported for the three months ended March 31, 1997. Net turnkey revenue is drilling revenue received from the offering proceeds of Affiliated Drilling Partnerships. The Company completed the required drilling and recognized the related revenue for the 1997-A Affiliated Drilling Partnership by December 31, 1997. The Company drilled to total depth seven gross wells attributable to Affiliated Drilling Partnerships for which turnkey revenues were recognized in the first quarter of 1997. The Company did not sponsor an Affiliated Drilling Partnership in the first quarter of 1998 and may or may not sponsor one or more Affiliated Drilling Partnerships in 1998.

     Oil and gas revenue increased $556,271 to $647,074 for the three months ended March 31, 1998, an increase of 613% over that reported as of March 31, 1997. This increase is consistent with the Company's changing
focus to drilling wells for its own account.   As of March 31, 1998, the
Company has drilled and owns 35 net wells compared to four net wells owned by the Company as of the same date in 1997. The increase in oil and gas revenue is consistent with the higher number of wells drilled for its own account resulting in increased production and revenues.

     The increase in other revenue is due primarily to the gross operating commission revenue of approximately $137,000 earned by Equity Financial Corporation. The Company acquired Equity Financial Corporation, an affiliate of the Company, in May of 1997. The Company expects Equity Financial Corporation to continue to be a profitable segment of the Company's operation.

     The decrease in revenue is also due to a decrease in management fees for the three months ended March 31, 1998, of $34,717 to $47,566, or 42.2%.

     Total operating expenses increased $348,495 or 56.0% for the three month period ending March 31, 1998 over the three month period ending
March 31, 1997. This increase is due primarily to an increase in general and administrative expenses of $207,470 or 66.5% for the three months ended March 31, 1998 compared to the same period in the prior fiscal year.
The increase in general and administrative expenses is due primarily to an increase of approximately $157,000 of general and administrative expenses incurred by Equity Financial Corporation and, to a lesser extent, an increase in salaries as a result of the newly hired Chief Operating Officer and two land department professionals. The balance of the increase in operating expenses is a net result of an increase in production expenses of $112,738 or 257% due to the Company owned and operated wells; a decrease in exploration costs of $42,741 or 44.6% due to the capitalization of landman expenses related to the Company wells; and an increase in depreciation, depletion, and amortization expense of $71,245 or 47.3% due to an increase in Company owned wells.

     Other income and expense changed from a net income of $25,062 for the three month period ending March 31, 1997 to a net expense of $11,725 for the three month period ending March 31, 1998. The change is primarily a result of an increase in program reimbursements of $33,697 or 381%. This trend may continue to some degree during the year of 1998.

CASH FLOW FROM OPERATIONS, INVESTING, AND FINANCING ACTIVITIES

     The Company provided $779,335 of net cash flow from operating activities and used $171,689 of net cash flow from operating activities for the three months ended March 31, 1998 and 1997, respectively. Cash was absorbed by a loss of $119,712 for the three month period ending March 31, 1998. Cash was provided by income of $255,667 for the three month period ending March 31, 1997. Cash was absorbed by a decrease in drilling advances of $1,335,124 for the three month period ending March 31, 1997. Cash was provided for the three months ending March 31, 1998 and 1997 by a decrease in accounts receivable. The decrease in accounts receivable is a result of the collection of the year end Affiliated Drilling Partnership receivable. Cash was provided by depreciation, depletion, and amortization
(DDA) of $221,960 and $150,715 and an increase in accounts payable and accrued expenses of $469,718 and $214,130 for the three months ending March 31, 1998 and 1997, respectively. The increases in DDA and payables are a direct result of increased drilling and gas operations.

     Cash flows used for investing activities increased from $982,952 for the three month period ending March 31, 1997 to $2,286,954 for the three month period ending March 31, 1998. The primary investment activities for the three month period ending March 31, 1998 were purchases of proven properties of $1,714,651, purchases of wells and related equipment of $525,752, purchases of other property and equipment of $29,886, and contributions to Affiliated Drilling Partnerships of $30,536. The only cash flow from investing activities for the three month period ending March 31, 1998 were distributions from Affiliated Drilling Partnerships of $22,031. The more significant uses of cash flows for investing activities for the three month period ending March 31, 1997 were purchases of proven properties of $523,899, purchases of wells and related equipment of $237,616, purchases of other property and equipment of $32,018, and contributions to Affiliated Drilling Partnerships of $229,100. The only significant cash flow from investing activities for the three month period ending March 31, 1997 were distributions from Affiliated Drilling Partnerships of $35,413.

     Cash flows from financing activities decreased $6,528,998 or 100% from cash provided of $6,498,790 for the three month period ending March 31, 1997 to cash used of $30,208 for the three month period ending March 31, 1998. The
                                      -12-
primary cause of the decrease for the three month period ending March 31, 1998 was the net proceeds from the sale of common stock in the amount of $6,553,681 for the three month period ending March 31, 1997. The other significant uses of cash flows from financing activities for the three month period ending March 31, 1997 were the payments on long-term debt of $261,090. The only other cash flow from financing activities for the three month period ending March 31, 1997 were the prepaid stock offering costs of $265,948 being charged against the common stock account. There were no significant financing activities in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The primary source of funds for the three months ended March 31, 1998 has been from the issuance of common stock in two offerings in 1997 raising approximately $11,200,000, net of costs. The proceeds from the two offerings were used to fund Company operations, including developing the Beaver Lease and the Simmons Field, and other developmental drilling activities located generally in the southeastern Ohio and West Virginia areas. The Company may or may not pursue equity funds in 1998.

     To a lesser degree the Company also had funds available from oil and gas revenues and the collection of the 1997-A Affiliated Drilling
Partnership receivable. The Company expects oil and gas revenues to increase and may or may not sponsor one or more Affiliated Drilling Partnerships in 1998. There can be no assurance that the Company will be successful in sponsoring Affiliated Drilling Partnerships, if it chooses to do so, and, if successful, will raise any particular level of funds.

     The Company intends to fund its budgeted capital expenditures through the end of 1998 primarily from cash flow from operations and borrowings under the Company's credit facility, the credit limit of which is currently $4.4 million.

     The Company's revenues, profitability, future growth, and ability to borrow funds or obtain additional capital, and the carrying value of its properties, substantially are dependent on prevailing prices of natural gas and oil. The Company cannot predict future natural gas and oil price movements with certainty. Declines in prices received for natural gas and oil may have an adverse effect on the Company's financial condition, liquidity, ability to finance capital expenditures, and results of operations. Lower prices also may impact the amount of reserves that can be produced economically by the Company.

     The Company has experienced and expects to continue to experience substantial working capital requirements due primarily to the Company's active exploration and development programs. While the Company believes that cash flow from operations and borrowings under the Company's credit facility should allow the Company to implement its present business strategy through 1998, additional financing may be required in the future to fund the Company's growth, development, and exploration program and continued technological enhancement. In the event such capital resources are not available to the Company, its exploration and other activities may be curtailed.

EFFECTS OF INFLATION AND CHANGES IN PRICE

     The Company's results of operations and cash flows are affected by changing natural gas oil and prices. If the price of natural gas and oil increases (decreases), there could be a corresponding increase (decrease) in the operating cost that the Company is required to bear for operations, as well as an increase (decrease) in revenues. Recent rates of inflation have had a minimal effect on the Company.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

     The Company's business is subject to certain federal, state, and local laws and regulations relating to the exploration for, and the development, production, and transportation of, natural gas and oil, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years. Although the Company believes it is in substantial compliance with all applicable laws and regulations, the requirements imposed by laws and regulations may change. The Company is unable to predict the ultimate cost of compliance with these requirements. Inability to meet environmental requirements could materially adversely affect the Company's business, financial condition, and results of
operations.   Compliance has not had a material adverse effect on the
earnings or competitive position of the Company to date. Future regulations may add to the cost of, or limit, drilling activity.

COMPUTER MODIFICATIONS FOR YEAR 2000

     The Company has assessed and will continue to assess the impact of the Year 2000 issue on the Company's reporting systems and operations. The Year 2000 issue exists because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits would always be "19." Unless corrected, this shortcut may cause problems with some computers. To date no material expenditures had been made by the Company directly with respect to the Year 2000 issue. The Company estimates that approximately $10,000 will be incurred in 1998 and 1999 on Year 2000 issues. These costs have consisted and are expected to consist primarily of personnel expense for staff dedicated to the effort and professional fees paid to third party providers of remedial services.

     The Company has a plan to address the Year 2000 issue and will continue to assess the impact of the Year 2000 issue on the remainder of its computer-ased systems and applications throughout 1998.

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

     The costs of the project are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be Year 2000 compliant, the ability to locate and correct all relevant computer codes and similar uncertainties.

                        PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Following is information required by Item 701 of Regulation S-B as to all equity securities of the registrant sold or issued by the registrant from periods dating prior to and during the period covered by this report. None of the following securities were registered under the Securities Act of 1933.

     As of January 5, 1998, Michael W. Mooney, Chief Operating Officer of the Company, was issued 5,000 shares of unregistered Common Stock of the Company as an incentive signing bonus in consideration for services rendered pursuant to his Employment Agreement. The issuance of these securities was exempt pursuant to Section 4(2) of the Securities Act of 1933 and Rule 701 promulgated thereunder.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) EXHIBITS. The following document is filed as an exhibit to this report on Form 10-QSB:

EXHIBIT NO.                        DOCUMENT

   3.1         Third Amended and Restated Charter of the Registrant<F1>
   3.2         Sixth Amended and Restated Bylaws of the Registrant<F2>
   4.1         Specimen of Common Stock Certificate<F1>
   4.2 Specimen of Redeemable Series A Common Stock Purchase Warrant Certificate<F1>
   4.3         Specimen of Underwriters' Warrant Certificate(l)
   4.4         Charter (See Exhibit 3.1)
   4.5         Bylaws (See Exhibit 3.2)
  10.1 Energy Search Natural Gas 1995-A L.P. Limited Partnership Agreement, dated December 31, 1995<F1>
  10.2 Energy Search Natural Gas 1995-A L.P. Joint Drilling and Operating Agreement, dated December 31, 1995<F1>
  10.3 Energy Search Natural Gas 1996 L.P.-Limited Partnership Agreement, dated June 10,1996<F1>
  10.4 Energy Search Natural Gas 1996 L.P.-Joint Drilling and Operating Agreement, dated June 10, 1996<F1>
  10.5 ESI Pipeline Operating Partnership-Limited Partnership Agreement, dated January 7, 1993<F1>
  10.6 Energy Search Natural Gas Pipeline Income Partnership-Limited Partnership Agreement, dated January 7, 1993<F1>
  10.7 Gas Servicing Agreement between the Registrant and ESI Pipeline Operating L.P., dated January 5, 1993<F1>
  10.8 Selling Agreement-Class B Convertible Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996<F1>

  10.9         Selling Agreement-Class A and Class B Preferred Shares between
               Registrant and Equity Financial Corporation, dated March 4,
               1996<F1>
  10.10        Selling Agreement-Variable Rate Subordinated Debentures between
               Registrant and Equity Financial Corporation, dated September
               19, 1994<F1>
  10.11        Aircraft Lease between Charles P. Torrey, Jr. and the
               Registrant dated February 1, 1995<F1>
  10.12        Beaver Coal Company Lease between Beaver Coal Company Limited and the Registrant, dated September 15, 1996<F1>
  10.13        Employment Agreements with officers and key employees of the
               Registrant
                    (a)  John M. Johnston<F1><F*>
                    (b)  Robert L. Remine<F1><F*>
                    (c)  Charles P. Torrey, Jr.<F1><F*>
                    (d)  Richard S. Cooper<F1><F*>
                    (e)  Michael W. Mooney<F2><F*>
  10.14        Promissory Notes of Executive Officers in Favor of Registrant
                    (a)  Charles P. Torrey, Jr.<F1>
                    (b)  Robert L. Remine<F1>
                    (c)  Richard S. Cooper <F1>
  10.15        Stock Option Plan <F1><F*>
  10.16        Outside Directors' Stock Option Plan <F1><F*>
  10.17        Form of Lock-Up Agreement <F1>
  27           Financial Data Schedule
[FN]
-------------------------
<F*> Management contract or compensatory plan or arrangement.
<F1> Previously filed with the Company's Registration Statement on Form
     SB-2 (Registration No. 333-12755) filed with the Securities and
     Exchange Commission, and here incorporated by reference.

<F2> Previously filed with the Company's Form 10-K Annual Report for the fiscal year end March 31, 1998, and here incorporated by reference.

     (b) REPORTS ON FORM 8-K. The Company did not file a Form 8-K report during the three-month period ended March 31, 1998.

                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ENERGY SEARCH, INCORPORATED


                                   By /s/Richard S. Cooper
Date:  May 15, 1998                   Richard S. Cooper, President


Date:  May 15, 1998                By /s/Robert L. Remine
                                      Robert L. Remine, Chief Financial
                                        Officer

                                 EXHIBIT INDEX

EXHIBIT NO.                        DOCUMENT

   3.1         Third Amended and Restated Charter of the Registrant<F1>
   3.2         Sixth Amended and Restated Bylaws of the Registrant<F2>
   4.1         Specimen of Common Stock Certificate<F1>
   4.2 Specimen of Redeemable Series A Common Stock Purchase Warrant Certificate<F1>
   4.3         Specimen of Underwriters' Warrant Certificate(l)
   4.4         Charter (See Exhibit 3.1)
   4.5         Bylaws (See Exhibit 3.2)
  10.1 Energy Search Natural Gas 1995-A L.P. Limited Partnership Agreement, dated December 31, 1995<F1>
  10.2 Energy Search Natural Gas 1995-A L.P. Joint Drilling and Operating Agreement, dated December 31, 1995<F1>
  10.3 Energy Search Natural Gas 1996 L.P.-Limited Partnership Agreement, dated June 10,1996<F1>
  10.4 Energy Search Natural Gas 1996 L.P.-Joint Drilling and Operating Agreement, dated June 10, 1996<F1>
  10.5 ESI Pipeline Operating Partnership-Limited Partnership Agreement, dated January 7, 1993<F1>
  10.6 Energy Search Natural Gas Pipeline Income Partnership-Limited Partnership Agreement, dated January 7, 1993<F1>
  10.7         Gas Servicing Agreement between the Registrant and ESI
               Pipeline Operating L.P., dated January 5, 1993<F1>
  10.8 Selling Agreement-Class B Convertible Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996<F1>
  10.9 Selling Agreement-Class A and Class B Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996<F1>
  10.10 Selling Agreement-Variable Rate Subordinated Debentures between Registrant and Equity Financial Corporation, dated September 19, 1994<F1>
  10.11 Aircraft Lease between Charles P. Torrey, Jr. and the Registrant dated February 1, 1995<F1>
  10.12 Beaver Coal Company Lease between Beaver Coal Company Limited and the Registrant, dated September 15, 1996<F1>
  10.13 Employment Agreements with officers and key employees of the Registrant
                    (a)  John M. Johnston<F1><F*>
                    (b)  Robert L. Remine<F1><F*>
                    (c)  Charles P. Torrey, Jr.<F1><F*>
                    (d)  Richard S. Cooper<F1><F*>
                    (e)  Michael W. Mooney<F2><F*>
  10.14        Promissory Notes of Executive Officers in Favor of Registrant
                    (a)  Charles P. Torrey, Jr.<F1>
                    (b)  Robert L. Remine<F1>
                    (c)  Richard S. Cooper <F1>

EXHIBIT NO.                        DOCUMENT

  10.15        Stock Option Plan <F1><F*>
  10.16        Outside Directors' Stock Option Plan <F1><F*>
  10.17        Form of Lock-Up Agreement <F1>
  27.1         Financial Data Schedule
[FN]
-------------------------
<F*> Management contract or compensatory plan or arrangement.

<F1> Previously filed with the Company's Registration Statement on Form
     SB-2 (Registration No. 333-12755) filed with the Securities and Exchange Commission, and here incorporated by reference.

<F2> Previously filed with the Company's Form 10-K Annual Report for the fiscal year end March 31, 1998, and here incorporated by reference.