Form 10QSB
period 1998-06-30
ENERGY SEARCH INC
filed 1998-08-14
CIK 932181

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

===========================================================================

                                FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
     ACT

     For the transition period from _________ to _________

                     Commission file number 001-12679

                        ENERGY SEARCH, INCORPORATED
     (Exact Name of Small Business Issuer as Specified in its Charter)

                   TENNESSEE                       62-1423071
        (State or Other Jurisdiction of          (I.R.S. Employer
        Incorporation or Organization)         Identification No.)

                  280 FORT SANDERS WEST BLVD., SUITE 200
                        KNOXVILLE, TENNESSEE  37922
                 (Address of Principal Executive Offices)

                              (800) 551-5810
             (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]        No  [ ]

     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,783,355 (August 14, 1998)

     Transitional Small Business Disclosure Format (check one):   Yes  [ ]
No [X]

===========================================================================

                        ENERGY SEARCH, INCORPORATED

                                                                      PAGE

PART I  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS                                     1

     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                          6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                      7

PART II   OTHER INFORMATION

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                14

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS      14

     ITEM 5.  OTHER INFORMATION                                        15

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         18

SIGNATURES                                                             21

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        ENERGY SEARCH, INCORPORATED

                              BALANCE SHEETS
                                                                     JUNE 30,          DECEMBER 31,
                                                                       1998              1997<F*>
                                                                    -----------        -----------
                                                                    (Unaudited)
ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                   $   672,976        $ 2,252,316
        Accounts receivable                                             897,586            976,065
        Other current assets                                             96,784             91,670
                                                                    -----------        -----------

                                       Total current assets           1,667,346          3,320,051

OIL AND GAS PROPERTIES
        Proven properties                                             8,344,509          4,546,833
        Unproven properties                                             202,339            193,965
        Wells and related equipment                                   9,841,439          8,100,764
        Less accumulated depreciation, depletion and
          amortization                                               (3,489,635)        (3,140,678)
                                                                    -----------        -----------

                                 Net oil and gas properties          14,898,652          9,700,884

OTHER ASSETS
        Other property and equipment, net                               334,702            363,180
        Investments in and advances to related partnerships           1,949,759          1,863,095
        Deferred tax asset                                              678,800            650,400
        Other assets                                                    289,433            223,090
                                                                    -----------        -----------

                                         Total other assets           3,252,694          3,099,765

                                               Total assets         $19,818,692        $16,120,700
                                                                    ===========        ===========

<F*>Condensed from audited financial statements

                        ENERGY SEARCH, INCORPORATED

                        BALANCE SHEETS (CONTINUED)
                                                                     JUNE 30,          DECEMBER 31,
                                                                       1998              1997<F*>
                                                                    -----------        -----------
                                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

        Current portion of long-term debt                           $    30,538        $    29,184
        Accounts payable and accrued expenses                         1,072,343          1,356,748
                                                                    -----------        -----------
         Total current liabilities                                    1,102,881          1,385,932

LONG-TERM DEBT, less current portion                                  4,851,322            788,279

SHAREHOLDERS' EQUITY

Common stock (no par value, 25,000,000 shares
authorized; 3,773,241 and 3,768,241 shares issued and
outstanding as of June 30, 1998 and December 31, 1997,
respectively)                                                        15,436,823         15,448,073

Retained earnings (deficit)                                          (1,572,334)        (1,501,584)
                                                                    -----------        -----------

                                 Total shareholders' equity          13,864,489         13,946,489
                                                                    -----------        -----------

                 Total liabilities and shareholders' equity         $19,818,692        $16,120,700
                                                                    ===========        ===========

<F*>Condensed from audited financial statements

See notes to financial statements

                        ENERGY SEARCH INCORPORATED
                    STATEMENTS OF OPERATION (UNAUDITED)
                                                                        FOR THE SIX MONTHS ENDED
                                                                    JUNE 30, 1998      JUNE 30, 1997
                                                                    -------------      -------------
                                                                     (Unaudited)        (Unaudited)
REVENUE
        Net turnkey revenue                                          $   41,479         $  599,616
        Oil & gas revenue                                             1,220,621            225,226
        Management fees                                                 104,403            157,176
        Other revenue                                                   374,161            139,890
                                                                     ----------         ----------

        Total revenue                                                 1,740,664          1,121,908

OPERATING EXPENSES
        Production expenses                                             319,301            121,141
        Exploration expenses                                             93,639             43,754
        Depreciation, depletion and amortization                        454,085            257,433
        Interest                                                         73,592             42,526
        General and administrative                                      851,661            938,111
                                                                     ----------         ----------

        Total operating expenses                                      1,792,278          1,402,965

        NET INCOME (LOSS) FROM OPERATIONS                               (51,614)          (281,057)

OTHER INCOME (EXPENSE)
        Program reimbursement                                           (94,526)           (23,673)
        Equity in income of related partnerships                         46,990             61,896
        Gain on sale of assets                                               --              2,963
                                                                     ----------         ----------
                       Total other income (expense)                     (47,536)            41,186

        NET INCOME (LOSS) BEFORE INCOME TAX                             (99,150)          (239,871)

        INCOME TAX BENEFIT (EXPENSE)                                     28,400             71,900
                                                                     ----------         ----------

        NET INCOME (LOSS)                                            $  (70,750)        $ (167,971)

        Earnings per common and common equivalent
        share                                                             (0.02)             (0.08)



        Earnings per common share - assuming full
        dilution                                                          (0.02)             (0.08)

See notes to financial statements

                        ENERGY SEARCH INCORPORATED
               STATEMENTS OF OPERATION (UNAUDITED) (CONTINUED)
                                                                      FOR THE THREE MONTHS ENDED
                                                                    JUNE 30, 1998      JUNE 30, 1997
                                                                    -------------      -------------
                                                                     (Unaudited)        (Unaudited)
REVENUE
        Net turnkey revenue                                           $ 135,319         $ (131,758)
        Oil & gas revenue                                               573,547            134,423
        Management fees                                                  56,837             74,893
        Other revenue                                                   161,895             80,887
                                                                      ---------         ----------

        Total revenue                                                   927,598            158,445

OPERATING EXPENSES
        Production expenses                                             162,638             77,216
        Exploration expenses                                             40,560            (52,066)
        Depreciation, depletion and amortization                        232,125            106,718
        Interest                                                         53,159             21,876
        General and administrative                                      332,443            626,363
                                                                      ---------         ----------

        Total operating expenses                                        820,925            780,107

        NET INCOME (LOSS) FROM OPERATIONS                               106,673           (621,662)

OTHER INCOME (EXPENSE)
        Program reimbursement                                           (51,980)           (14,824)
        Equity in income of related partnerships                         16,169             30,948
        Gain on sale of assets                                               --                 --
                                                                      ---------         ----------
                       Total other income (expense)                     (35,811)            16,124

        NET INCOME (LOSS) BEFORE INCOME TAX                              70,862           (605,538)

        INCOME TAX BENEFIT (EXPENSE)                                    (21,900)           181,900
                                                                      ---------         ----------

        NET INCOME (LOSS)                                             $  48,962         $ (423,638)

        Earnings per common and common equivalent
        share                                                              0.01              (0.16)
        Earnings per common share - assuming full
        dilution                                                           0.01              (0.16)

See notes to financial statements       -7-

                       ENERGY SEARCH, INCORPORATED
                   STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                      SIX MONTHS ENDED JUNE 30,
                                                                       1998               1997
                                                                    -----------        -----------
                                                                    (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $   (70,750)       $  (167,971)
Adjustments to reconcile net income (loss) to net cash used
        in operating activities:
Depreciation, depletion and amortization expense                        454,085            257,433
(Gain) on sale of assets                                                     --             (2,963)
Equity in (income) losses of related partnerships                       (46,990)           (61,896)
(Increase) decrease in deferred tax asset                               (28,400)           (71,900)
(Increase) decrease in assets
        Accounts receivable and due from partnerships                    (3,100)           (73,317)
        Other current assets                                             (5,114)            (2,687)
        Other assets                                                    (78,109)               156
Increase (decrease) in liabilities
        Accounts payable and accrued liabilities                       (284,405)          (342,409)
        Drilling advances                                                    --         (1,281,404)
                                                                    -----------        -----------

              Net cash provided (used) in operating
                activities                                              (62,783)        (1,746,958)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of proven properties                                        (3,797,677)        (1,323,085)
Proceeds from sale of other property and equipment                           --              8,548
Purchase of wells and other related equipment                        (1,749,048)          (582,935)
Purchase of other property and equipment                                (29,886)           (94,513)
Distributions from affiliated partnerships                               40,417             53,927
Contributions to affiliated partnerships                                (33,510)          (231,215)
                                                                    -----------        -----------
              Net cash used in investing activities                  (5,569,704)        (2,169,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from issuance of common stock                                             8,000,000
Proceeds from long-term debt                                          4,078,823                 --
Payments of stock issuance costs                                        (11,250)        (1,182,287)
Payment of dividends on preferred stock                                      --            (59,749)
Payments on long-term debt                                              (14,426)          (285,614)
                                                                    -----------        -----------
              Net cash provided (used) in financing
                activities                                            4,053,147          6,472,350

NET (DECREASE)  INCREASE IN CASH AND CASH
         EQUIVALENTS                                                 (1,579,340)         2,556,119

CASH AND CASH EQUIVALENTS - Beginning of period                       2,252,316             51,067
                                                                    -----------        -----------

CASH AND CASH EQUIVALENTS - End of period                           $   672,976        $ 2,607,186
                                                                    ===========        ===========

See notes to financial statements

                        ENERGY SEARCH, INCORPORATED

                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)


BASIS OF PRESENTATION

     The condensed Balance Sheets as of June 30, 1998 and December 31, 1997, the Statements of Operations for the three and six-month period ended June 30, 1998 and June 30, 1997, and the Statements of Condensed Cash Flows for the six month periods ended June 30, 1998 and June 30, 1997 have been prepared by the Company.

     In the opinion of management all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented, have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

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

     Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, changes in production volumes, worldwide demand and commodity prices for petroleum natural resources; the timing and extent of the Company's success in discovering, acquiring, developing and producing natural gas and oil reserves; risks incident to the drilling and operation of natural gas and oil wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; the effect of hedging activities; and conditions in the capital markets.

OVERVIEW

     The Company is an independent oil and gas company organized as a Tennessee corporation in 1990 and engaged in and focused exclusively on the exploration, development, production and acquisition of natural gas properties in the Appalachian Basin. The Company's emphasis is on natural gas production with approximately 90% of its production being from natural gas and the small balance being oil. Daily net production averaged approximately 0.9 Mmcfed in 1997, and reached a level of approximately
3.8 MMcfed as of June 30, 1998.  The Company has successfully drilled
16 net wells to date in 1998.

     The Company's future growth is expected to be driven by development, exploitation and controlled exploration drilling on its existing properties and the continuation of an opportunistic acquisition strategy in the Appalachian Basin region.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
         (CONTINUED)


EVENTS SUBSEQUENT TO JUNE 30, 1998

     The Company has, per the terms of a Restructuring Plan, offered to purchase all of the working interest owned by the five oldest Affiliated Drilling Partnerships. See Part II 5(b) for discussion of Affiliated Drilling Partnerships. The restructuring plan, if completed, would result in the Company acquiring the working interest of the partnerships for a combination of cash and stock in an aggregate amount estimated to be between
1.5 and 2.5 million dollars, which the Company contemplates funding out of working capital or its Bank One credit facility or common stock. The plan calls for an effective date of August 7, 1998 and is expected to be completed in the third quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1998

FINANCIAL CONDITION

     Total assets increased $3,697,992 or 22.9% from December 31, 1997 to June 30, 1998 primarily due to a $5,197,768 net increase in oil and gas properties and after an offsetting decrease of $1,652,705 in current assets.

     Current assets for the six month period ended June 30, 1998 decreased $1,652,705 to $1,667,346, or a 49.8% decrease compared to current assets for the year ended December 31, 1997. The decrease in current assets is due primarily to a decrease in cash of $1,579,340 to $672,976 or 70.1% for the six months ended June 30, 1998. This is due to the Company's continued expenditures of cash for drilling and development of wells in its Beaver Lease and Churchtown Lease areas as well as enhancement efforts and development of wells in its Simmons Field and Viking Field. See "CASH FLOW FROM OPERATIONS, INVESTING AND FINANCING ACTIVITIES" section for further discussion.

     Oil and gas properties for the six months ended June 30, 1998 increased $5,197,768 to $14,898,652 or 53.6% from the amount reported at December 31, 1997. The increase is primarily a result of continued drilling activity for its own account, and the acquisition by the Company of oil and gas lease interests in proven properties. The Company purchased proven producing properties from Viking Resources Corporation in May 1998 for $1.75 million. Proven properties increased $3,797,676 to $8,344,509 or 83.5% from the amount reported at December 31, 1997. Included in this amount are intangible drilling costs of approximately $2,808,000 associated with Company drilled wells. The Company increased capital expenditures for

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
         (CONTINUED)


drilling in well related equipment from December 31, 1997 to June 30, 1998 in the amount of $1,740,675.

     Total liabilities increased $3,779,992 or 174.0% from December 31, 1997 to June 30, 1998, due primarily to an increase in long-term debt of $4,063,043 or 515.0%. See "LIQUIDITY & CAPITAL RESOURCES" section for further discussion. This increase in long-term debt was used primarily to fund the drilling development and enhancement efforts on Company wells described above. Current liabilities decreased $283,051 to $1,102,881 or 20.4% from December 31, 1997 to June 30, 1998 primarily due an decrease in accounts payable and accrued expenses of $284,405 to $1,072,343 at June 30, 1998, a decrease of 21.0%.

RESULTS OF OPERATIONS

     For the six months ended June 30, 1998, the Company had a net loss after tax of $70,750, compared to net loss after tax of $167,971 for the
six months ended June 30, 1997.   This reduction of loss is a result of
the transition from turnkey driller operator to drilling for the account of the Company, resulting in increased revenue from oil and gas sales from $225,226 to $1,220,621 for the same period.

     For the three months ended June 30, 1998, the Company had net income after tax of $48,962, compared to net loss after tax of $423,638 for the same period in 1997. This was again due primarily to an increase in oil and gas revenues.

     Total net revenues increased $618,756 or 55.2% due primarily to an increase in oil and gas, and other revenue, and after an offsetting decrease in turnkey revenue.

     For the six months ended June 30, 1998, net turnkey revenue decreased $558,137 or 93.1% as compared to the amounts reported for the six months ended June 30, 1997. Net turnkey revenue is drilling profit recognized upon the drilling to total depth of wells in Affiliated Drilling
Partnerships. The Company completed the required drilling and recognized the related revenue for the 1997-A Affiliated Drilling Partnership by December 31, 1997. The Company drilled to total depth nine gross wells attributable to Affiliated Drilling Partnerships for which turnkey revenues were recognized in the first two quarters of 1997 (seven wells in the first quarter and two wells in the second quarter). For the first two quarters of 1998, the Company drilled to total depth and recognized revenue for only one well (in the second quarter) for the 1998 Affiliated Drilling Partnership. This is a decrease of eight gross wells for the six months ending June 30, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
         (CONTINUED)


     The decrease in turnkey drilling in the second quarter of 1998 resulted in a decrease in net turnkey drilling revenue of $267,077 for the three months ended June 30, 1998, a decrease of 202.7% less than that reported for the three months ended June 30, 1997.

     Oil and gas revenue increased $995,395 to $1,220,621 for the six months ended June 30, 1998, an increase of 442.0% over that reported as of June 30, 1997. This increase is consistent with the Company's changing focus to drilling wells for its own account, and the Company anticipates this trend to continue to a degree. The increase in oil and gas revenue is consistent with the higher number of wells drilled for the Company's own account resulting in increased production and revenues.

     Oil and gas revenue increased $439,124 for the three months ended
June 30, 1998, an increase of 326.7% over that reported for the same period in 1997. This increase is consistent with the higher number of Company wells.

     The increase in other revenue for the six month ended June 30, 1998 is due primarily to the gross operating commission revenue of approximately $240,000 earned by Equity Financial Corporation. The Company acquired Equity Financial Corporation, an affiliate of the Company, in May of 1997 and thus reported one month of income for the three months ended June 30, 1997. Other income increased $81,008 for the three months ended June 30, 1998, an increase of 100.1% over that reported for the same period in 1997 since a full three months of income was reported. The Company expects Equity Financial Corporation to continue to be a profitable segment of the Company's operation. See Part II for discussion of Equity Financial Corporation.

     Management fees for the six months ended June 30, 1998, decreased $52,773 to $104,403, a decrease of 33.6% over that reported as of June 30, 1997. This trend is expected to continue given the proposed Restructuring Plan discussed above.

     Total operating expenses increased $389,313 or 27.7% for the six-month period ending June 30, 1998 over the six-month period ending June 30, 1997. This increase is due primarily to an increase in production expenses of $198,160 or 163.6%, an increase in exploration costs of $49,885 or 114.0%, and an increase in depreciation, depletion and amortization expense of $196,652 or 76.4%. These increases are due to the increase in Company owned and operated wells as discussed above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
         (CONTINUED)


     General and administrative (G&A) expenses decreased $86,450 to $851,661 or 9.2% for the six months ended June 30, 1998. This net decrease is a result of the change in business plan of the Company to drill primarily for the account of the Company. Certain costs directly related to drilling of Company wells have been included in the cost of oil and gas properties. An offsetting increase in G&A expenses is due primarily to the inclusion of Equity Financial Corporation's G&A of approximately $223,600 into the G&A costs of the Company. Since Equity Financial Corporation was acquired in May 1997, only one month of Equity Financial Corporation's G&A costs were included in the reported six month period ending June 30, 1997. G&A expenses for the three months ended June 30, 1998 decreased as noted above from G&A expenses for the same period in 1997.

     Other income and expense changed from a net income of $41,186 for the six-month period ending June 30, 1997 to a net expense of $47,536 for the six-month period ending June 30, 1998. The change is primarily a result of an increase in program reimbursements of $70,853 or 299.3%. Other income and expense changed from a net income of $16,124 for the three months ended June 30, 1997 to a net expense of $35,811 for the three months ended June 30, 1998. The change is primarily a result of an increase in program reimbursements of $37,156 or 250.6%. This cost fluctuates based on production of partnership wells for which the Company is the managing general partner and will continue to some degree during 1998.

CASH FLOW FROM OPERATIONS, INVESTING AND FINANCING ACTIVITIES

     The Company used $50,638 and $1,746,958 of net cash flow from operating activities for the six months ended June 30, 1998 and 1997, respectively. Cash was absorbed by a loss of $70,750 and a loss of $167,971 for the six-month period ending June 30, 1998 and 1997, respectively. Cash was absorbed by a decrease in drilling advances of $1,281,404 for the six-month period ending June 30, 1997. Cash was used by a decrease in accounts payable and accrued expenses of $284,405 and $342,409 for the six-month period ending June 30, 1998 and 1997, respectively. Cash was provided for the six months ending June 30, 1998 and 1997 by a decrease in accounts receivable. The decrease in accounts receivable is a result of the collection of the year-end Affiliated Drilling Partnership receivable. Cash was provided by depreciation, depletion and amortization (DDA) of $454,085 and $257,433. The increase in DDA is a direct result of increased drilling and gas operations.

     For the six month period ending June 30, 1998, cash flows used for investing activities increased from $2,169,273 for the six month period ending June 30, 1997 to $5,569,704. The primary investment activities for the six-month period ending June 30, 1998 were purchases of proven

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
         (CONTINUED)


properties of $3,797,677, purchases of wells and related equipment of $1,749,048, purchases of other property and equipment of $29,886 and contributions to Affiliated Drilling Partnerships of $33,510. The only cash flow from investing activities for the six month period ending June 30, 1998 were distributions from Affiliated Drilling Partnerships of $40,417. The more significant uses of cash flows for investing activities for the six month period ending June 30, 1997 were purchases of proven properties of $1,323,085, purchases of wells and related equipment of $582,935, purchases of other property and equipment of $94,513 and contributions to Affiliated Drilling Partnerships of $231,215. The only significant cash flow from investing activities for the six month period ending June 30, 1997 were distributions from Affiliated Drilling Partnerships of $53,927.

     Cash flows from financing activities decreased $2,431,348 or 37.6% to cash provided in financing activities of $4,041,002. The primary cause of the decrease for the six-month period ending June 30, 1998 was the net proceeds from the sale of Common Stock in the amount of $6,551,765 for the six-month period ending June 30, 1997. The other significant uses of cash flows from financing activities for the six-month period ending June 30, 1997 were the payments on long-term debt of $285,614. The significant source of financing activities in the second quarter of 1998 was from the proceeds from the issuance of long-term debt. The majority of the funds were used for the Company's continued development of its Beaver Lease and Churchtown Lease area, enhancement efforts and development of the Simmons Field, and the recent purchase of oil and gas wells and associated leases and equipment from Viking Resources Corporation.

LIQUIDITY AND CAPITAL RESOURCES

     The primary source of funds for the six months ended June 30, 1998 has been from the issuance of Common Stock in two offerings in 1997 raising approximately $11,200,000, net of costs and the Company's Bank One credit facility. The Company increased its long-term debt by $4,063,043 by drawing on its credit facility with Bank One. The proceeds from these sources have been spent on Company operations, including developing the Beaver Lease and the Simmons Field, the Viking Resource acquisition and other developmental drilling activities located generally in the southeastern Ohio and West Virginia areas.

     To a lesser degree the Company also had funds available from oil and gas revenues and the collection of the 1997-A Affiliated Drilling Partnership receivable. The Company expects oil and gas revenues to increase and may or may not sponsor more Affiliated Drilling Partnerships

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
         (CONTINUED)


in 1998. There can be no assurance that the Company will be successful in sponsoring Affiliated Drilling Partnerships.

     The Company intends to fund its budgeted capital expenditures through the end of 1998 primarily from cash flow from operations and borrowings under the Bank One credit facility, the credit limit of which is currently $7.1 million. The Company may or may not pursue additional capital from the issuance of Company securities.

     The Company has experienced and expects to continue to experience substantial working capital requirements due primarily to the Company's active exploration and development programs. The Company also plans to begin development of its Coal bed methane lease in the fall of 1998. While the Company believes that cash flow from operations and borrowings under the Bank One credit facility should allow the Company to implement its present business strategy through 1998, additional financing and/or the issuance of Company securities may be required in the future to fund the Company's growth, development and exploration program and continued technological enhancement. In the event sufficient capital resources are not available to the Company, its exploration and other activities may be curtailed.

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

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

     The Company's business is subject to certain federal, state and local laws and regulations relating to the exploration for, and the development,

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
         (CONTINUED)


production and transportation of, natural gas and oil, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years. Although the Company believes it is in substantial compliance with all applicable laws and regulations, the requirements imposed by laws and regulations may change. The Company is unable to predict the ultimate cost of compliance with these requirements. Inability to meet environmental requirements could materially adversely affect the Company's business, financial condition and results of
operations.   Compliance has not had a material adverse effect on the
earnings or competitive position of the Company to date. Future regulations may add to the cost of, or limit, drilling activity.

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

                        PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On June 17, 1998, the Company's shareholders approved an amendment to the Company's Charter increasing the number of authorized shares of Common Stock, no par value, from 10,000,000 to 25,000,000 shares. In addition, the Company's shareholders approved an amendment to the Company's Charter authorizing the Board of Directors to issue up to 5,000,000 shares of Preferred Stock.

     All of the additional shares resulting from the increase in the Company's authorized Common Stock are of the same class, with the same dividend, voting and liquidation rights, as the shares of Common Stock previously outstanding.

     The Board of Directors is authorized to issue shares of Preferred Stock, without additional shareholder authorization, with such relative rights and preferences as may be established by resolution of the Board of Directors. The terms of the shares of Preferred Stock to be authorized, including dividend or interests rates, conversion prices, voting rights, redemption prices, maturity dates and similar matters will be determined by the Board of Directors.

     Shareholders have no preemptive rights to acquire shares issued by the Company under its Charter, and shareholders did not acquire any such rights with respect to such additional shares under the amendment to the Company's Charter.

     On June 17, 1998, the Board of Directors of the Company authorized the issuance of 2,500 options to purchase Common Stock of the Company to each of Douglas A. Yoakley and Kim A. Walbe, as non-employee directors, pursuant to the Stock Option and Restricted Stock Plan of 1998 adopted by the shareholders of the Company at the June 17, 1998 annual meeting of shareholders. These options were granted at $9.25 per share, representing the fair market value of the Common Stock of the Company as of the date of grant of the options.

     In July of 1998, certificates for 10,114 unregistered shares of Common Stock were issued to nine individuals in connection with the Company's acquisition of certain working interests and overriding royalty interests in certain natural gas wells operated by the Company in southeastern Ohio, as described in Item 5 paragraph (a) below. The issuance of these shares of Common Stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     The annual meeting of shareholders of the Company was held on June 17, 1998. The purpose of the meeting was to elect directors, to adopt a proposal to increase the Company's authorized Common Stock, to adopt a class of Preferred Stock, to adopt certain provisions in the Company's Charter concerning the Company's Board of Directors, to adopt an indemnification provision in the Company's Charter, to adopt factors in the Company's Charter to consider in business combinations, to adopt the Stock Option and Restricted Stock Plan of 1998, to adopt a form of Indemnification Agreement for the Company's officers and directors and to transact any other business that properly came before the meeting. The total shares of Common Stock outstanding as of the record date was 3,773,241.

     The name of each director elected (along with the number of votes cast for or authority withheld) is as follows:

                                                    VOTES CAST
ELECTION OF DIRECTORS                         FOR                WITHHELD
---------------------                         ---                --------
Richard S. Cooper                          2,696,112              54,300
Douglas A. Yoakley                         2,706,112              44,300
Robert L. Remine                           2,706,012              44,400
Kim A. Walbe                               2,706,112              44,300
Charles P. Torrey                          2,706,112              44,300

PROPOSAL                                             FOR             AGAINST        ABSTAIN
--------                                             ---             -------        -------
Proposal to increase the number of
authorized shares of Common Stock
from 10 million to 25 million shares:              2,647,817           90,795        11,800

Proposal to adopt a class of Preferred
Stock in the Company's charter:                    2,052,890          148,375        13,950

Proposal to adopt certain provisions in
the Company's charter concerning the
Company's Board of Directors:                      2,109,840          107,885        10,800

Proposal to adopt an indemnification
provision in the Company's charter:                2,607,427          120,635        22,350

Proposal to adopt factors in the s
Company's charter to consider in
business combinations:                             2,090,480          106,085        18,650

Proposal to adopt the Stock Option
and Restricted Stock Plan of 1998:                 2,086,250          115,795        13,170

Proposal to adopt a form of
Indemnification Agreement for the
Company's officers and directors:                  2,602,417          119,365        15,320

ITEM 5.  OTHER INFORMATION.

     (A) CERTAIN COMPANY TRANSACTIONS.

     On May 18, 1998, the Board of Directors of the Company authorized the Company to acquire from certain individuals ("Interest Owners") the working interest and overriding royalty interest (the "Well Interests") in certain natural gas wells operated by the Company in southeastern Ohio (the "Wells.") Pursuant to this transaction, Interest Owners were given the option to elect to receive cash consideration (the "Cash Option") or shares of unregistered Common Stock of the Company (the "Stock Option") in consideration for sale of their Well Interests. Pursuant to the Cash Option, Interest Owners received 36 times the trailing 12-month average of the distributions associated with their respective Well Interests.
Pursuant to the Stock Option, Interest Owners received Company Common Stock valued at 1.75 times the Cash Option price associated with their respective Well Interests.

     The number of shares of Company Common Stock issued pursuant to the Stock Option was equal to the Cash Option price multiplied by 1.75 and divided by $10.50, the closing price of the Company's Common Stock as listed and shown on the Nasdaq SmallCap Stock Market as of the offer termination date of April 15, 1998. Pursuant to the Stock Option, the Company issued a total of 10,114 shares of Common Stock to nine individuals in consideration for the purchase of their Well Interests. Pursuant to the Cash Option, the Company paid six Interest Owners a total of $121,543 in consideration for their Well Interests. Of this amount, approximately $109,250 was paid to certain officers and directors of the Company in consideration for their Well Interests. Officers and directors of the Company were not permitted to elect the Stock Option.

     In June of 1998, the Company acquired oil and gas wells and associated leases and equipment from Viking Resources Corporation for $1.75 million. The purchase included 56 wells on leases located in Ohio and West Virginia, wellhead equipment, surface equipment, gathering pipeline system and a compression facility. The gas wells are currently producing an average of

900 MMcfed. The Company has begun remediation and increasing production of existing wells. This property is another example of what the Company targets as an acquisition candidate, I.E. a property with remediation and enhanced production potential and unexploited uphole reserves. Neither the Company, nor any of its officers, directors or associates or affiliates have any material relationship with the seller, Viking Resources, Inc. The Company used working capital and proceeds of its credit facility with Bank One-Texas, N.A. to fund the acquisition.

     In May of 1998, the Company acquired an approximately 24,000 acre lease in Raleigh County, West Virginia to develop coalbed methane gas. Since May, the Company has leased approximately 8,000 additional acres for
coalbed methane gas development in this area.   These coalbed methane
leases were acquired at an initial aggregate cost of approximately $165,000. The leases contain certain drilling commitments. The Company expects that the cost of development of these leases will be funded from Company working capital and its existing credit facilities. These coalbed methane leases are proximate to coalbed methane properties in southwestern Virginia currently being exploited by other companies. However, the leases have no existing coalbed methane production and the coalbed methane reserves underlying the leases are unproven. Although the Company has not previously developed or produced coalbed methane gas, its senior engineer possesses significant experience and expertise in coalbed methane drilling and well completion. The Company plans to commence development of this coalbed methane prospect in the fall of 1998.

     (B) COMPANY'S ACTIVITIES WITH AFFILIATED PARTNERSHIPS.

     Prior to 1997, substantially all of the Company's wells were drilled in joint ventures with affiliated Tennessee limited partnerships managed by the Company (the "Affiliated Drilling Partnerships") which were syndicated, and over $40,000,000 in investor capital raised, primarily by the Company's affiliate, Equity Financial Corporation ("EFC"), a member of the National
Association of Securities Dealers, Inc. ("NASD").    The Affiliated
Drilling Partnerships participated primarily in development drilling in Washington, Athens and Meigs Counties, Ohio. The Company has drilled over 230 wells with Affiliated Drilling Partnerships, 191 of which the Company operated as of December 31, 1997. In 1998, the Company has sponsored one Affiliated Drilling Partnership which, as of June 30, 1998, has been capitalized with approximately $120,000 in investor capital.

     The Company operates an approximately 100-mile gas gathering system servicing its primary areas of operation in southeastern Ohio. A portion of the gas gathering system (approximately 92 miles of pipeline) is owned by a Tennessee limited partnership (the "Pipeline Operating Partnership") which is comprised of the Company, as managing general partner owning a 28.74% general partner interest, and a single limited partner which is another Tennessee limited partnership (the "Pipeline Income Partnership") for which the Company also serves as managing general partner. The Pipeline Income Partnership was syndicated by EFC and capitalized with investor funds raised in a private offering conducted in 1992 and 1993.

     The Affiliated Drilling Partnerships have engaged in primarily development drilling in southeastern Ohio. All of the Affiliated Drilling Partnerships were structured in a similar fashion. The Affiliated Drilling Partnerships typically enter into a joint venture with the Company to drill and develop the wells (the "ADP Wells.") The joint venture is evidenced by a joint drilling and operating agreement ("JDOA") between the Company, as participant, project manager and driller-operator, and the Affiliated Drilling Partnership, as participant. Pursuant to the JDOA, drillsites are selected by the Company from its lease inventory. The Company is obligated to contribute drillsites to the joint ventures evidenced by the JDOA for each Affiliated Drillings Partnership on a drillsite-by-drillsite basis.
No Affiliated Drilling Partnership has any right to develop any acreage "proved up" by the drilling of a well on its drillsite. The Company, as driller-operator, has discretion under the JDOA to select the target geological formation and depth of the ADP Wells to be drilled, and to make all operational decisions regarding drilling, completion (if warranted) or plugging and abandonment of the ADP Wells.

     ADP Wells are drilled on a "functional allocation" basis. Pursuant to this arrangement, the Affiliated Drilling Partnership contributes to the joint venture drilling funds for intangible drilling costs in exchange for direct ownership of a working interest in the ADP Wells. The Company, on the other hand, contributes the drillsite, tangible well equipment, excess intangible drilling funds in the event of cost overruns and services in exchange for direct ownership of a working interest in the ADP Wells. The allocation of the percentage of the working interest owned between the Affiliated Drilling Partnership and the Company varies somewhat from program to program, but is generally based on the Company's estimate of the relative value contributed. The Company's direct ownership of the working interest of the ADP Well ranges in various Affiliate Drilling Partnerships from approximately 7.0% to 20.0%. Under the JDOA, the Company, in its capacity as driller-operator under the JDOA, agrees to drill and complete (if warranted) or plug and abandon the ADP Wells on a "turnkey" basis for a "fixed price" or"adjustable fixed price" (based on depth of the well and number of zones stimulated). To the extent actual well development costs exceed the "turnkey price" or "adjustable turnkey price," the Company may experience a loss on drilling operations. However, to the extent actual drilling costs are less than the "turnkey price" or "adjustable turnkey price" received, the Company may realize a profit. Typically under a JDOA, the drilling funds are pre-paid to the Company, in its capacity as driller-operator, to allow the Company the opportunity to inventory drill sites, maintain a field office and line up drilling rigs, related equipment and crews.

     After ADP Wells are drilled and completed in its primary field of operations in southeastern Ohio, a flow line is constructed and the well is hooked up to the Company's gas gathering system so that natural gas produced from the wells can be transported to market. The Company is responsible for managing all production operations concerning the wells and the gas gathering system. Such operations on the wells include equipment repairs and maintenance, well swabbing, production chart reading, accounting and administration. For performing such services, the Company generally receives a monthly, per-producing-well "tending" fee and is reimbursed, generally at cost, for equipment and generally charges standard rates for services provided to the wells. With respect to the gas gathering system, the Company maintains and repairs the equipment, monitors and reads gas meters, negotiates gas sales contracts and otherwise manages the system. For performing these services, the Company currently receives from the Pipeline Operating Partnership a monthly fee of $2,500 and is reimbursed for materials, services and administrative overhead contributed toward managing the system. The Company, as the managing general partner in the Pipeline Operating Partnership, maintains a 28.74% interest in such partnership entitling it to 28.74% of the net revenues of the Pipeline Operating Partnership.

     After an ADP Well has been completed and produced, and when a well is no longer capable of production in commercial quantities, the Company, as operator under the JDOA, is responsible for plugging the well and restoring the drillsite. Costs of plugging and restoration are shared by the participants under a JDOA according to the particular agreement. The Company's ownership interest in the wells results from, among other things, its furnishing of the tangible well equipment. Accordingly, the Company is responsible, under the JDOA, for paying reclamation costs allocable to such tangible well equipment and is entitled to reclaim any salvageable tangible well equipment.

     (C)  ACTIVITIES OF EQUITY FINANCIAL CORPORATION.

     EFC, a wholly-owned subsidiary of the Company, is a securities brokerage firm and member of the NASD. It is engaged primarily in the business of providing investment services and products to its clients. Charles P. Torrey, Jr., Chief Executive Officer of the Company, and Robert
L. Remine, Chief Financial Officer of the Company, are each licensed agents and principals of EFC. They founded EFC in 1985. EFC has five additional licensed sales agents. EFC maintains offices adjacent to the Company offices in Knoxville, Tennessee.

     At times, EFC serves as placement agent for the private placement of the Company's securities, including, Common Stock, Preferred Stock and
partnership interests in Affiliated Drilling Partnerships.    For these
services, EFC receives placement fees and sales commissions. These fees and commissions are consistent with NASD requirements and commensurate with what would be charged by unrelated firms performing similar services.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS. The following documents are filed as an exhibit to this report on Form 10-QSB:

EXHIBIT NO.                   DOCUMENT
-----------                   --------

   3.1         Fourth Amended and Restated Charter of the Registrant <F1>
   3.2         Bylaws of the Registrant
   4.1         Specimen of Common Stock Certificate<F2>
   4.2 Specimen of Redeemable Series A Common Stock Purchase Warrant Certificate<F2>
   4.3         Specimen of Underwriters' Warrant Certificate<F2>
   4.4         Charter (See Exhibit 3.1)
   4.5         Bylaws (See Exhibit 3.2)
  10.1 Energy Search Natural Gas 1995-A L.P. Limited Partnership Agreement, dated December 31, 1995<F2>
  10.2 Energy Search Natural Gas 1995-A L.P. Joint Drilling and Operating Agreement, dated December 31, 1995<F2>
  10.3 Energy Search Natural Gas 1996 L.P.-Limited Partnership Agreement, dated June 10, 1996<F2>
  10.4 Energy Search Natural Gas 1996 L.P.-Joint Drilling and Operating Agreement, dated June 10, 1996<F2>
  10.5 ESI Pipeline Operating Partnership-Limited Partnership Agreement, dated January 7, 1993<F2>
  10.6 Energy Search Natural Gas Pipeline Income Partnership-Limited Partnership Agreement, dated January 7, 1993<F2>
  10.7 Gas Servicing Agreement between the Registrant and ESI Pipeline Operating L.P., dated January 5, 1993<F2>
  10.8 Selling Agreement-Class B Convertible Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996<F2>
  10.9 Selling Agreement-Class A and Class B Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996<F2>
  10.10 Selling Agreement-Variable Rate Subordinated Debentures between Registrant and Equity Financial Corporation, dated September 19, 1994<F2>
  10.11 Aircraft Lease between Charles P. Torrey, Jr. and the Registrant dated February 1, 1995<F2>
  10.12 Beaver Coal Company Lease between Beaver Coal Company Limited and the Registrant, dated September 15, 1996<F2>

  10.13        Employment Agreements with officers and key employees of the
               Registrant
                           (a) John M. Johnston<F2><F*>
                           (b) Robert L. Remine<F2><F*>
                           (c) Charles P. Torrey, Jr.<F2><F*>
                           (d) Richard S. Cooper<F2><F*>
                           (e) Michael W. Mooney<F3><F*>
  10.14        Promissory Notes of Executive Officers in Favor of
               Registrant
                           (a) Charles P. Torrey, Jr.<F2>
                           (b) Robert L. Remine<F2>
                           (c) Richard S. Cooper<F2>
  10.15        Stock Option Plan<F2><F*>
  10.16        Outside Directors' Stock Option Plan<F2><F*>
  10.17        Form of Lock-Up Agreement<F2>
  10.18        Stock Option and Restricted Stock Plan of 1998 <F1><F*>
  10.19        Form of Indemnification Agreement<F1><F*>
  27.1         Financial Data Schedule
------------------------
<F*> Management contract or compensatory plan or arrangement.

<F1>   Previously filed with the Company's Definitive Proxy Statement filed on April 28, 1998 with the Securities and Exchange Commission, and here incorporated by reference.

<F2>   Previously filed with the Company's Registration Statement on Form
       SB-2 (Registration No. 333-12755) filed with the Securities and Exchange Commission, and here incorporated by reference.

<F3>   Previously filed with the Company's Form 10-K Annual Report for the fiscal year end March 31, 1998, and here incorporated by reference.

    (b)  REPORTS ON FORM 8-K.

    On June 30, 1998, the Company filed a Report on Form 8-K with the Securities and Exchange Commission announcing that the Board of Directors of the Company had authorized the Company to purchase, from time to time in the discretion of the officers of the Company, up to 100,000 shares of the Company's Common Stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934. The Form 8-K contained as an exhibit a press release announcing the stock repurchase plan. The Form 8-K contained no financial statements.

                                SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ENERGY SEARCH, INCORPORATED


Date: August 14, 1998        By /s/ Richard S. Cooper
                                Richard S. Cooper, President

                               EXHIBIT INDEX

EXHIBIT NO.                  DOCUMENT
-----------                  --------

   3.1        Fourth Amended and Restated Charter of the Registrant <F1>
   3.2        Bylaws of the Registrant
   4.1        Specimen of Common Stock Certificate<F2>
   4.2 Specimen of Redeemable Series A Common Stock Purchase Warrant Certificate<F2>
   4.3        Specimen of Underwriters' Warrant Certificate<F2>
   4.4        Charter (See Exhibit 3.1)
   4.5        Bylaws (See Exhibit 3.2)
  10.1 Energy Search Natural Gas 1995-A L.P. Limited Partnership Agreement, dated December 31, 1995<F2>
  10.2 Energy Search Natural Gas 1995-A L.P. Joint Drilling and Operating Agreement, dated December 31, 1995<F2>
  10.3 Energy Search Natural Gas 1996 L.P.-Limited Partnership Agreement, dated June 10, 1996<F2>
  10.4 Energy Search Natural Gas 1996 L.P.-Joint Drilling and Operating Agreement, dated June 10, 1996<F2>
  10.5 ESI Pipeline Operating Partnership-Limited Partnership Agreement, dated January 7, 1993<F2>
  10.6 Energy Search Natural Gas Pipeline Income Partnership-Limited Partnership Agreement, dated January 7, 1993<F2>
  10.7 Gas Servicing Agreement between the Registrant and ESI Pipeline Operating L.P., dated January 5, 1993<F2>
  10.8 Selling Agreement-Class B Convertible Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996<F2>
  10.9 Selling Agreement-Class A and Class B Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996<F2>
  10.10 Selling Agreement-Variable Rate Subordinated Debentures between Registrant and Equity Financial Corporation, dated September 19, 1994<F2>
  10.11 Aircraft Lease between Charles P. Torrey, Jr. and the Registrant dated February 1, 1995<F2>
  10.12 Beaver Coal Company Lease between Beaver Coal Company Limited and the Registrant, dated September 15, 1996<F2>
  10.13 Employment Agreements with officers and key employees of the Registrant
                           (a) John M. Johnston<F2><F*>
                           (b) Robert L. Remine<F2><F*>
                           (c) Charles P. Torrey, Jr.<F2><F*>
                           (d) Richard S. Cooper<F2><F*>
                           (e) Michael W. Mooney<F3><F*>

  10.14       Promissory Notes of Executive Officers in Favor of
              Registrant
                           (a) Charles P. Torrey, Jr.<F2>
                           (b) Robert L. Remine<F2>
                           (c) Richard S. Cooper<F2>
  10.15       Stock Option Plan<F2><F*>
  10.16       Outside Directors' Stock Option Plan<F2><F*>
  10.17       Form of Lock-Up Agreement<F2>
  10.18       Stock Option and Restricted Stock Plan of 1998 <F1><F*>
  10.19       Form of Indemnification Agreement<F1><F*>
  27.1        Financial Data Schedule
-----------------------
<F*> Management contract or compensatory plan or arrangement.

<F1>   Previously filed with the Company's Definitive Proxy Statement filed on April 28, 1998 with the Securities and Exchange Commission, and here incorporated by reference.

<F2>   Previously filed with the Company's Registration Statement on Form
       SB-2 (Registration No. 333-12755) filed with the Securities and Exchange Commission, and here incorporated by reference.

<F3>   Previously filed with the Company's Form 10-K Annual Report for the fiscal year end March 31, 1998, and here incorporated by reference.