Form 10-K/A
period 1997-12-31
ENERGY SEARCH INC
filed 1998-09-18
CIK 932181

=============================================================================
                 U. S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-KSB
                            (AMENDMENT NO. 1)

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

After ADP Wells are drilled and completed in its primary field of operations in southeastern Ohio, a flow line is constructed and the well is hooked up to the Company's gas gathering system so that natural gas produced from the wells can be transported to market. The Company is responsible for managing all production operations concerning the wells and the gas gathering system. Such operations on the wells include equipment repairs and maintenance, well swabbing, production chart reading, accounting and administration. For performing such services, the Company generally receives a monthly, per-producing-well "tending" fee and is reimbursed, generally at cost, for equipment and generally charges standard rates for services provided to the wells. With respect to the gas gathering system, the Company maintains and repairs the equipment, monitors and reads gas meters, negotiates gas sales contracts and otherwise manages the system. For performing these services, the Company currently receives from the Pipeline Operating Partnership a monthly fee of $2,500 and is reimbursed for materials, services and administrative overhead contributed toward managing the system. The Company, as the managing general partner in the Pipeline Operating Partnership, maintains a 28.74% interest in such partnership entitling it to 28.74% of the net revenues of the Pipeline Operating Partnership. The remaining 71.26% interest in the Pipeline Operating Partnership is owned by an affiliated limited partnership (the "Pipeline Income Partnership") of which the Company serves as general partner and owns a 3.5% interest.

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

Although the Company has not entered into any crude oil or natural gas price swaps or other similar hedging transactions for the purpose of reducing its exposure to future price fluctuations, it may engage in such transactions from time to time in the future as management deems it advisable to do so.

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

REGULATION AND ENVIRONMENTAL MATTERS

GENERAL REGULATION.   Oil and natural gas exploration, production and
related operations are subject to extensive rules and regulations promulgated by federal, state and local agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Although the Company believes it is in substantial compliance with all applicable laws and regulations, because such rules and regulations frequently are amended or interpreted, the Company is unable to predict the future cost or impact of complying with such laws.

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

FEDERAL REGULATION. The Company's sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation. The Federal Energy Regulatory Commission ("FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. In the past, the federal government has regulated the prices at which oil and natural gas can be sold. While sales by producers of natural gas, and all sales of oil and natural gas liquids currently can be made at uncontrolled market prices, Congress could reenact price controls in the future.

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

   ACTIVITIES OF EQUITY FINANCIAL CORPORATION

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

SIMMONS FIELD. In November 1997, the Company acquired the Simmons field (the "Simmons Field"), comprised of approximately 9,000 acres of oil and natural gas properties from Lomak Petroleum, Incorporated ("Lomak"). The purchase included 192 wells on leases located in Ohio and West Virginia, wellhead equipment, surface equipment, a 10-mile, 6-inch gas gathering pipeline system and a compression facility. One hundred forty-one producing gross (100% co-owned) natural gas wells are currently on the property producing an average of 0.7 MMcfed of which 135 are located in Ohio and six are located in West Virginia.
As of December 31, 1997, the Company and its independent petroleum engineers have estimated remaining proved developed reserves in these properties to be approximately 3.6 Bcf of natural gas with a SEC PV-10 of $4.2 million and proved undeveloped reserves to be approximately
7.5 Bcf with a SEC PV-10 value of $5.0 million. Since this acquisition, the Company has begun remediating and increasing production from existing wells, identifying more than 30 wells with uphole recompletion potential, and drilling its first developmental well. Management believes that this property is a prototype of what the Company targets as an acquisition candidate, a property with remediation and enhanced production potential, unexploited uphole reserves and a significant number of developmental sites left to be drilled. The Company currently believes that at least 70 developmental well sites exist for further drilling in this acreage. All of the working interest of the oil and natural gas leases concerning the Simmons Field is wholly owned by the Company.

   BARTLETT/TORCH/CHURCHTOWN FIELDS. The Bartlett, Torch and Churchtown fields (the "Bartlett Field," "Torch Field," and "Churchtown Field," respectively) are accumulations of many small lease tracts from individual owners into relatively contiguous field operation areas located in Washington, Athens and Meigs Counties, Ohio. The acreage was accumulated in large part in connection with Company-sponsored Affiliated Drilling Partnerships over the past eight years. These fields total approximately 33,000 acres. There are currently 167 producing gross natural gas wells in these fields producing an average of 1.2 MMcfed. As of December 31, 1997, the Company and its independent petroleum engineers have estimated, for the Company's working interest, remaining proved developed reserves in these properties to be approximately 1.8 Bcf of natural gas with a SEC PV-10 of $2.6 million, and proved undeveloped reserves to be approximately 3.2 Bcf with a SEC PV-10 value of $2.5 million. The Company currently believes that at least 25 developmental well sites exist for further drilling in this acreage. The Company owns 100% of the well equipment on this acreage and varying percentages of working interest in the wells in conjunction with Affiliated Drilling Partnerships.

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

   The reserve amounts in the following tables represent well interests and reserves directly owned 100% by the Company. While the Company and Affiliated Drilling Partnerships may each own separate percentages of the entire working interest in certain wells, their respective percentage ownership is separate and direct. No reserves included as owned by the Company are owned indirectly through any Affiliated Drilling Partnership.

                  TOTAL ESTIMATED NET RESERVE QUANTITIES

                                                                    AT DECEMBER 31,
                                             ----------------------------------------------------------------
                                                  1997                   1996                        1995
                                             --------------         --------------              -------------
COMPANY - TOTAL
---------------
Total Proved Reserves:<F1>
  Oil (Bbls)                                        23,624                   16,736                   22,340
  Natural Gas (Mcf)                             30,609,977               15,692,300                3,564,527
  Equivalent Bbls (BOE)<F2>                      5,125,287                2,632,119                  616,428
  Equivalent Mcf (Mcfe)<F2>                     30,751,721               15,892,716                3,698,567

Total Proved Undeveloped Reserves:<F1>
  Oil (Bbls)                                             -                       11                   10,616
  Natural Gas (Mcf)                             19,417,960               14,543,536                2,305,073
  Equivalent Bbls (BOE)<F2>                      3,236,327                2,423,934                  394,795
  Equivalent Mcf (Mcfe)<F2>                     19,417,960               14,543,602                2,368,769

Total Proved Developed Reserves:<F1>
  Oil (Bbls)                                        23,624                   16,725                   11,724
  Natural Gas (Mcf)                             11,192,017                1,148,764                1,259,454
  Equivalent Bbls (BOE)<F2>                      1,888,960                  208,186                  221,633
  Equivalent Mcf (Mcfe)<F2>                     11,333,761                1,249,114                1,329,798

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

   The well amounts in the tables below represent well interests directly owned 100% by the Company. While the Company and Affiliated Drilling Partnerships may each own separate percentages of the entire working interest in certain wells, their respective percentage ownership is separate and direct. No well interests included as owned by the Company are owned indirectly through any Affiliated Drilling Partnership.

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

   The production volumes set forth in the tables above reflect gross production volumes from Company well interests prior to reduction for gas pipeline shrinkage and compressor use (approximately 7% of total gross production) and prior to reduction for landowner and overriding royalties (approximately 15% of production delivered for sale). The oil and gas sales amount set forth in the Company's Consolidated Statement of Operations for the year ended December 31, 1997 represents the sale of oil and gas production actually delivered (after reduction for line shrinkage and compressor use) and sold for the Company's account (excluding revenues payable to landowner and overriding royalty interests).

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

Oil and natural gas properties for the year ended December 31, 1997 increased $6,254,024 to $9,700,884, or 181% from the amount reported at December 31, 1996. The increase primarily is a result of a significant increase in drilling activity for its own account in 1997, the acquisition of the Simmons Field and the acquisition by the Company of oil and natural gas lease interests in proved properties. Due to the increased drilling activity, the Company increased capital expenditures for well-related equipment and drilling equipment from December 31, 1996 to December 31, 1997 in the amount of $5,833,488. Included in this amount are intangible drilling costs of $3,324,484 associated with Company drilled wells.

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

   Prior to 1997, the Company incurred certain lease acquisition costs (e.g. landman expenses) which were part of the costs of acquiring and developing leases for the Affiliated Drilling Partnerships which were offset against turnkey revenues. In 1997, the Company has incurred similar costs; however, some of these costs have been incurred and capitalized in connection with properties acquired by the Company for its own portfolio.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

    EXHIBITS

  EXHIBIT NUMBER               DESCRIPTIONS

       3.1    Fourth Amended and Restated Charter of the Registrant<F1>
       3.2    Bylaws of the Registrant<F2>
       4.1    Specimen of Common Stock Certificate<F3>
       4.2 Specimen of Redeemable Series A Common Stock Purchase Warrant Certificate<F3>
       4.3    Specimen of Underwriters' Warrant Certificate<F3>
       4.4    Charter (See Exhibit 3.1)
       4.5    Bylaws (See Exhibit 3.2)
       9.1    Shareholder Voting Agreement and Irrevocable Proxy<F3>
      10.1 Energy Search Natural Gas 1995-A L.P. Limited Partnership Agreement, dated December 31, 1995<F3>

      10.2    Energy Search Natural Gas 1995-A L.P. Joint Drilling and
              Operating Agreement, dated December 31, 1995<F3>
      10.3    Energy Search Natural Gas 1996 L.P.-Limited Partnership
              Agreement, dated June 10, 1996<F3>
      10.4    Energy Search Natural Gas 1996 L.P.-Joint Drilling and
              Operating Agreement, dated June 10, 1996<F3>
      10.5    ESI Pipeline Operating Partnership-Limited Partnership
              Agreement, dated January 7, 1993<F3>
      10.6 Energy Search Natural Gas Pipeline Income Partnership-Limited Partnership Agreement, dated January 7, 1993<F3>
      10.7 Gas Servicing Agreement between the Registrant and ESI Pipeline Operating L.P., dated January 5, 1993<F3>
      10.8 Selling Agreement-Class B Convertible Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996<F3>
      10.9 Selling Agreement-Class A and Class B Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996<F3>
     10.10 Selling Agreement-Variable Rate Subordinated Debentures between Registrant and Equity Financial Corporation, dated September 19, 1994<F3>
     10.11 Aircraft Lease between Charles P. Torrey, Jr. and the Registrant dated February 1, 1995<F3>
     10.12    Beaver Coal Company Lease between Beaver Coal Company
              Limited and the Registrant, dated September 15, 1996<F3>
     10.13 Employment Agreements with officers and key employees of the Registrant
                           (a) John M. Johnston<F3><F*>


   (b) Robert L. Remine<F3><F*>


   (c) Charles P. Torrey, Jr.<F3><F*>


   (d) Richard S. Cooper<F3><F*>


   (e) Michael W. Mooney<F4><F*>
     10.14    Promissory Notes of Executive Officers in Favor of
              Registrant


   (a) Charles P. Torrey, Jr.<F3>
                           (b) Robert L. Remine<F3>
                           (c) Richard S. Cooper<F3>
     10.15    Stock Option Plan<F3><F*>


     10.16    Outside Directors' Stock Option Plan<F3><F*>


     10.17    Form of Lock-Up Agreement<F3>
     10.18    Stock Option and Restricted Stock Plan of 1998<F1><F*>


     10.19    Form of Indemnification Agreement<F1><F*>


      11.1    Statement Regarding Computation of Earnings Per Common
              Share<F4>
      21.1    Subsidiaries<F4>

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

<F2>  Previously filed with the Company's Form 10-QSB for the quarter ended June 30, 1998.

<F3>  Previously filed with the Company's Registration Statement on Form
      SB-2 (Registration No. 333-12755) filed with the Securities and Exchange Commission, and here incorporated by reference.

<F4>  Previously filed with the Company's Form 10-KSB Annual Report for the fiscal year ended December 31, 1997, and here incorporated by reference.


    REPORTS ON FORM 8-K

          The Company filed no reports on form 8-K during the fourth quarter of 1997.

                              SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ENERGY SEARCH, INCORPORATED

   Date:  September 18, 1998        /s/ Richard S. Cooper, President
                                    Richard S. Cooper


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    SIGNATURE                     TITLE                              DATE

/s/ Charles P. Torrey, Jr.  Chief Executive Officer     September 18, 1998
Charles P. Torrey, Jr.      and Director (Principal
                            Executive Officer)

/s/ Richard S. Cooper       President and Director      September 18, 1998
Richard S. Cooper

/s/ Robert L. Remine        Secretary, Treasurer and    September 18, 1998
Robert L. Remine            Director (Principal
                            Financial and Accounting
                            Officer)

                ENERGY SEARCH, INCORPORATED AND SUBSIDIARY

------------------------------------------------------------------------------


                                 CONTENTS


REPORT LETTER                                                           F-1


FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                         F-2

     Consolidated Statement of Operations                               F-3

     Consolidated Statement of Stockholders' Equity                     F-4

     Consolidated Statement of Cash Flows                             F-5-6

     Notes to Consolidated Financial Statements                      F-7-24


REPORT LETTER                                                          F-25


ADDITIONAL INFORMATION

     Cost Incurred in Oil and Gas Property Acquisition,
        Exploration and Development Activities                         F-26

     Estimates of Natural Gas and Oil Reserves                      F-27-29

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

     ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported
                                      F-9

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            DECEMBER 31, 1997 AND 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Prior to 1997, wells were drilled with capital raised primarily through limited partnerships. Under the terms of the partnership and drilling contracts, ESI does not capitalize intangible drilling costs since these costs are the responsibility of the contracting parties. Intangible drilling costs are the expense for labor, fuel, repair, hauling, rig rental and supplies used in the drilling of a well. ESI does capitalize all tangible drilling costs when incurred, since they retain ownership of the well equipment. Tangible costs are equipment such as casing, tubing, pumps, tanks and other equipment installed on a well. Prior to 1997, the Company incurred certain lease acquisition costs (e.g. landman expenses) which were part of the costs of acquiring and developing leases for the Affiliated Drilling Partnerships which were offset against turnkey revenues. In 1997, the Company has incurred similar costs; however, some of these costs have been incurred and capitalized in connection with properties acquired by the Company for its own portfolio. For 1997 and future years, all intangible and tangible drilling costs for successful development wells drilled with the Company's capital will be capitalized. Costs incurred to operate and maintain wells and equipment and to lift oil and gas to the surface are generally expensed.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            DECEMBER 31, 1997 AND 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     Oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at time of impairment. Because the individual wells are generally insignificant and the Company's business is primarily drilling development wells, the impairment test is performed on a field basis. Proved properties represent purchased working interests in producing oil and gas wells, costs to acquire oil and gas leases and intangible well development costs. Oil and gas properties are depreciated and depleted by the units-of-production method using estimates of proven reserves. Because of inherent uncertainties in estimating proven reserves, estimates of depletion and depreciation could change significantly.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS - A summary of the methods and significant assumptions used to estimate the fair value of financial instruments is as follows:

     - SHORT-TERM FINANCIAL INSTRUMENTS - The fair value of short-term financial instruments, including cash, trade accounts receivable and trade accounts payable, approximate their carrying amounts in the financial statements due to the short maturity of such instruments.

     - NOTES PAYABLE AND LONG-TERM DEBT - Based on interest rates currently available to the Company for debt instruments with similar terms and remaining maturities, the fair values of notes payable and long-term debt approximate their carrying amounts in the financial statements.

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

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY

                                                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                 DECEMBER 31, 1997 AND 1996


NOTE C - PROPERTY AND EQUIPMENT


     The principal categories of property and equipment are as follows:

                                                                                              DEPRECIABLE
                                                                 1997            1996          LIFE-YEARS
                                                           ---------------  --------------  ---------------
Machinery and equipment                                     $  108,851       $   39,942               5
Office furniture, equipment and software                       212,860          143,785               5
Airplane                                                       165,932          146,932               5
Vehicles                                                       218,645          112,784               5
                                                            ----------       ----------
         Total cost                                            706,288          443,443

Less accumulated depreciation                                  343,108          248,775
                                                            ----------       ----------
         Net carrying amount                                $  363,180       $  194,668
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

                                      F-20

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

                                  F-21

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

     INITIAL PUBLIC OFFERING - In January 1997, the Company registered its stock in a public offering of 1,000,000 common shares and raised $6,551,765 net of underwriter fees, professional fees, and various other costs associated with this stock offering of $1,498,509.
                                      F-22

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

                                        F-27

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

                                                                        OIL (BBL)               GAS (MCF)
                                                                    ---------------         -----------------
Proven, developed and undeveloped reserves:

    January 1, 1996                                                         22,340               3,564,527
       Revisions and other changes                                          (2,568)               (431,499)
       Extensions and discoveries                                             --                13,471,501
       Purchases of reserves                                                (2,079)               (829,969)
       Production                                                             (957)                (82,260)
                                                                   ---------------         ---------------
    December 31, 1996                                                       16,736              15,692,300
       Revisions and other changes                                         (12,583)             (1,608,121)
       Extensions and discoveries                                            --                  4,649,023
       Purchases and sales of reserves                                      20,600              12,099,800
       Production                                                           (1,129)               (223,025)
                                                                   ---------------         ---------------
    December 31, 1997                                                       23,624              30,609,977
                                                                   ===============         ===============
Proven developed reserves<F1>:
    December 31, 1996                                                       16,725               1,148,764
    December 31, 1997                                                       23,624              11,192,017

Equity interest in proven reserves<F2>:
    December 31, 1996                                                        1,612                 145,585
    December 31, 1997                                                          268                 138,228






-----------------------------------

<F1>  These reserves are owned directly by the Company.

<F2>  These are reserves owned indirectly by the Company through its interests in affiliated partnerships.


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
                                                                          ===============    ==============

                               EXHIBIT INDEX

     EXHIBIT
     NUMBER   DESCRIPTIONS

       3.1    Fourth Amended and Restated Charter of the Registrant<F1>
       3.2    Bylaws of the Registrant<F2>
       4.1    Specimen of Common Stock Certificate<F3>
       4.2    Specimen of Redeemable Series A Common Stock Purchase
              Warrant Certificate<F3>
       4.3    Specimen of Underwriters' Warrant Certificate<F3>
       4.4    Charter (See Exhibit 3.1)
       4.5    Bylaws (See Exhibit 3.2)
       9.1    Shareholder Voting Agreement and Irrevocable Proxy<F3>
      10.1 Energy Search Natural Gas 1995-A L.P. Limited Partnership Agreement, dated December 31, 1995<F3>
      10.2    Energy Search Natural Gas 1995-A L.P. Joint Drilling and
              Operating Agreement, dated December 31, 1995<F3>
      10.3    Energy Search Natural Gas 1996 L.P.-Limited Partnership
              Agreement, dated June 10, 1996<F3>
      10.4    Energy Search Natural Gas 1996 L.P.-Joint Drilling and
              Operating Agreement, dated June 10, 1996<F3>
      10.5    ESI Pipeline Operating Partnership-Limited Partnership
              Agreement, dated January 7, 1993<F3>
      10.6 Energy Search Natural Gas Pipeline Income Partnership-Limited Partnership Agreement, dated January 7, 1993<F3>
      10.7 Gas Servicing Agreement between the Registrant and ESI Pipeline Operating L.P., dated January 5, 1993<F3>
      10.8 Selling Agreement-Class B Convertible Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996<F3>
      10.9 Selling Agreement-Class A and Class B Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996<F3>
     10.10 Selling Agreement-Variable Rate Subordinated Debentures between Registrant and Equity Financial Corporation, dated September 19, 1994<F3>
     10.11 Aircraft Lease between Charles P. Torrey, Jr. and the Registrant dated February 1, 1995<F3>
     10.12    Beaver Coal Company Lease between Beaver Coal Company
              Limited and the Registrant, dated September 15, 1996<F3>
     10.13 Employment Agreements with officers and key employees of the Registrant
                           (a) John M. Johnston<F3><F*>


   (b) Robert L. Remine<F3><F*>


   (c) Charles P. Torrey, Jr.<F3><F*>


   (d) Richard S. Cooper<F3><F*>


   (e) Michael W. Mooney<F4><F*>

     10.14    Promissory Notes of Executive Officers in Favor of
              Registrant


   (a) Charles P. Torrey, Jr.<F3>
                           (b) Robert L. Remine<F3>
                           (c) Richard S. Cooper<F3>
     10.15    Stock Option Plan<F3><F*>


     10.16    Outside Directors' Stock Option Plan<F3><F*>


     10.17    Form of Lock-Up Agreement<F3>
     10.18    Stock Option and Restricted Stock Plan of 1998<F1><F*>


     10.19    Form of Indemnification Agreement<F1><F*>


      11.1    Statement Regarding Computation of Earnings Per Common
              Share<F4>
      21.1    Subsidiaries<F4>
      23.1    Consent of Experts and Counsel
                           (a) Consent of Independent Accountant, Ronald
                               D. Cameron, CPA<F1>
                           (b) Consent of Independent Accountant, Plante &
                               Moran, LLP, CPA
                           (c) Consent of Independent Geologist, Kim A.
                               Walbe
                           (d) Consent of Independent Petroleum Consultant,
                               Wright & Company, Inc.
      27.1    Financial Data Schedule

------------------
[FN]

<F*>  Management contract or compensatory plan or arrangement.

<F1>  Previously filed with the Company's Definitive Proxy Statement filed on April 28, 1998 with the Securities and Exchange
      Commission, and here incorporated by reference.

<F2>  Previously filed with the Company's Form 10-QSB for the quarter ended June 30, 1998.

<F3>  Previously filed with the Company's Registration Statement on Form
      SB-2 (Registration No. 333-12755) filed with the Securities and Exchange Commission, and here incorporated by reference.

<F4>  Previously filed with the Company's Form 10-KSB Annual Report for the fiscal year ended December 31, 1997, and here incorporated by reference.