Form 10QSB
period 1998-09-30
ENERGY SEARCH INC
filed 1998-11-16
CIK 932181

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

===========================================================================

                                FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
     ACT

     For the transition period from ____________ to _____________

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

     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,017,308 (November 14,
1998)

     Transitional Small Business Disclosure Format (check one):  Yes  [ ]
     No [X]
===========================================================================

                        ENERGY SEARCH, INCORPORATED

                                                                      Page
Part I   Financial Information

     Item 1.   Financial Statements                                     1

     Notes to Financial Statements (Unaudited)                          7

     Item 2.  Management's Discussion and Analysis                      7

Part II  Other Information

     Item 2.  Changes in Securities and Use of Proceeds                17

     Item 5.  Other Information                                        18

     Item 6.  Exhibits and Reports on Form 8-K                         19

Signatures                                                             22

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                         ENERGY SEARCH, INCORPORATED
                                               BALANCE SHEETS
                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                       1998              1997<F*>
                                                                    -----------        -----------
                                                                    (Unaudited)        (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                       $   171,767        $ 2,252,316
    Accounts receivable                                                 897,052            976,065
    Other current assets                                                 88,816             91,670
                                                                    -----------        -----------

    Total current assets                                              1,157,635          3,320,051

OIL AND GAS PROPERTIES
    Proven properties                                                12,549,502          4,546,833
    Unproven properties                                                 203,701            193,965
    Wells and related equipment                                      10,821,782          8,100,764
    Less accumulated depreciation, depletion and
      amortization                                                   (3,740,081)        (3,140,678)
                                                                    -----------        -----------

    Net oil and gas properties                                       19,834,904          9,700,884

OTHER ASSETS
    Other property and equipment, net                                   304,892            363,180
    Investments in and advances to related partnerships               1,736,378          1,863,095
    Deferred tax asset                                                  660,100            650,400
    Other assets                                                        224,878            223,090
                                                                    -----------        -----------

    Total other assets                                                2,926,248          3,099,765

    Total assets                                                    $23,918,787        $16,120,700
                                                                    ===========        ===========

<F*>Condensed from audited financial statements

                                        ENERGY SEARCH, INCORPORATED
                                        BALANCE SHEETS (CONTINUED)
                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                       1998              1997<F*>
                                                                    -----------        -----------
                                                                    (Unaudited)        (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

    Current portion of long-term debt                                    31,245             29,184
    Accounts payable and accrued expenses                             1,122,624          1,356,748
                                                                    -----------        -----------

    Total current liabilities                                         1,153,869          1,385,932

LONG-TERM DEBT, less current portion                                  6,856,674            788,279

SHAREHOLDERS' EQUITY

Common stock (no par value, 25,000,000 shares
authorized; 4,005,308 and 3,768,241 shares issued
and outstanding as of September 30, 1998 and
December 31, 1997, respectively)                                     17,231,343         15,448,073

Preferred stock (no par value, 5,000,000 shares
authorized; 36,000 shares of 9% Redeemable
Convertible issued and outstanding at $7.50 per
share initial issue price)                                              201,255                 --

Retained earnings (deficit)                                          (1,524,354)        (1,501,584)
                                                                    -----------        -----------

    Total shareholders' equity                                       15,908,244         13,946,489
                                                                    -----------        -----------

        Total liabilities and shareholders' equity                  $23,918,787        $16,120,700
                                                                    ===========        ===========

<F*>Condensed from audited financial statements

See notes to financial statements

                                         ENERGY SEARCH INCORPORATED
                                     STATEMENTS OF OPERATION (UNAUDITED)
                                                                   FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     1998               1997
                                                                  ----------         ----------
                                                                 (Unaudited)        (Unaudited)
REVENUE
    Net turnkey revenue                                           $   77,241         $  670,892
    Oil & gas revenue                                              1,969,650            335,454
    Management fees                                                  118,366            210,708
    Other revenue                                                    528,918            264,110
                                                                  ----------         ----------

    Total revenue                                                  2,694,175          1,481,164

OPERATING EXPENSES
    Production expenses                                              514,756            175,064
    Exploration expenses                                             147,107             74,535
    Depreciation, depletion and amortization                         769,077            400,187
    Interest                                                         221,175             63,045
    General and administrative                                     1,013,610          1,234,597
                                                                  ----------         ----------

    Total operating expenses                                       2,665,725          1,947,428

NET INCOME (LOSS) FROM OPERATIONS                                     28,450           (466,264)

OTHER INCOME (EXPENSE)
    Program reimbursement                                           (146,034)           (35,395)
    Equity in income of related partnerships                          85,114             92,844
    Gain on sale of assets                                                --              4,177
                                                                  ----------         ----------

    Total other income (expense)                                     (60,920)            61,626

NET INCOME (LOSS) BEFORE INCOME TAX                                  (32,470)          (404,638)

INCOME TAX BENEFIT                                                     9,700            121,000
                                                                  ----------         ----------
NET (LOSS)                                                        $  (22,770)        $ (283,638)

    Earnings (loss) per common and common
    equivalent share                                                   (0.01)             (0.12)


    Earnings (loss) per common share - assuming full
    dilution                                                           (0.01)             (0.12)

See notes to financial statements

                                         ENERGY SEARCH, INCORPORATED
                               STATEMENTS OF OPERATION (UNAUDITED) (CONTINUED)
                                                                    FOR THE THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     1998                1997
                                                                  ----------          ----------
                                                                 (Unaudited)         (Unaudited)
REVENUE
    Net turnkey revenue                                           $   35,762          $ (14,386)
    Oil & gas revenue                                                749,029            195,890
    Management fees                                                   13,963             53,532
    Other revenue                                                    154,757            124,220
                                                                  ----------          ----------

    Total net revenue                                                953,511            359,256

OPERATING EXPENSES
    Production expenses                                              195,455             53,923
    Exploration expenses                                              53,468             30,781
    Depreciation, depletion and amortization                         314,992            142,754
    Interest                                                         147,583             20,519
    General and administrative                                       161,949            296,486
                                                                  ----------          ----------

    Total operating expenses                                         873,447            544,463

NET INCOME (LOSS) FROM OPERATIONS                                     80,064           (185,207)
OTHER INCOME (EXPENSE)
    Program reimbursement                                            (51,508)           (11,722)
    Equity in income of related partnerships                          38,124             30,948
    Gain on sale of assets                                                --              1,214
                                                                  ----------          ----------

    Total other income (expense)                                     (13,384)            20,440

NET INCOME (LOSS) BEFORE INCOME TAX                                   66,680           (164,767)

INCOME TAX BENEFIT (EXPENSE)                                         (18,700)            49,100
                                                                  ----------          ----------

NET INCOME (LOSS)                                                 $   47,980          $(115,667)

    Earnings (loss) per common and common
    equivalent share                                                    0.01              (0.06)


    Earnings (loss) per common share - assuming
    full dilution                                                       0.01              (0.06)

See notes to financial statements

                                         ENERGY SEARCH, INCORPORATED
                                     STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                          1998              1997
                                                                       -----------       -----------
                                                                       (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $   (22,770)      $  (283,638)
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
Depreciation, depletion and amortization expense                           769,077           400,187
Dry holes and abandonments of previously capitalized oil                                       2,865
          and gas properties:
(Gain) on sale of assets                                                        --            (4,177)
Equity in (income) losses of related partnerships                          (85,114)          (92,844)
(Increase) decrease in deferred tax asset                                   (9,700)         (121,000)
(Increase) decrease in assets
        Accounts receivable and due from partnerships                      212,963           319,794
        Other current assets                                                 2,854           (17,235)
        Other assets                                                       (29,726)          250,786
Increase (decrease) in liabilities
        Accounts payable and accrued liabilities                          (234,124)         (264,923)
        Drilling advances                                                       --        (1,335,124)
                                                                       -----------       -----------

              Net cash provided (used) in operating
                activities                                                 603,460        (1,145,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of proven properties                                           (6,189,460)       (2,392,152)
Proceeds from sale of other property and equipment                              --            10,048
Purchase of wells and other related equipment                           (2,721,018)       (1,153,815)
Purchase of other property and equipment                                   (30,951)         (114,073)
Distributions from affiliated partnerships                                  58,894            72,521
Contributions to affiliated partnerships                                   (33,510)         (237,215)
                                                                       -----------       -----------
              Net cash used in investing activities                     (8,916,045)       (3,814,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from issuance of common stock                                    --         8,000,000
Gross proceeds from issuance of preferred stock                            270,000
Proceeds from long-term debt                                             6,092,093                --

                                         ENERGY SEARCH, INCORPORATED
                               STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                          1998              1997
                                                                       -----------       -----------
                                                                       (Unaudited)       (Unaudited)
Payments of stock issuance costs-common stock                              (39,675)       (1,448,235)
Payments of stock issuance costs-preferred stock                           (68,745)
Payment of dividends on preferred stock                                         --           (59,749)
Payments on long-term debt                                                 (21,637)         (300,995)
                                                                       -----------       -----------
        Net cash provided in financing activities                        6,232,036         6,191,021

NET (DECREASE) INCREASE IN CASH AND CASH
         EQUIVALENTS                                                    (2,080,549)        1,231,026

CASH AND CASH EQUIVALENTS - Beginning of period                          2,252,316            51,067
                                                                       -----------       -----------

CASH AND CASH EQUIVALENTS - End of period                              $   171,767       $ 1,282,093
                                                                       ===========       ===========

Supplemental Schedule of Non-cash Investing
And Financing Activities

Purchase of proven properties from issuance                            $ 1,822,945       $        --
of common stock                                                        ===========       ===========


See notes to financial statements

                        ENERGY SEARCH, INCORPORATED
                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

     The condensed Balance Sheets as of September 30, 1998 and December 31, 1997, the Statements of Operations for the three and nine-month period ended September 30, 1998 and September 30, 1997, and the Statements of Condensed Cash Flows for the nine month periods ended September 30, 1998 and September 30, 1997 have been prepared by the Company.

     In the opinion of management all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1998 and for all periods presented, have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the 1997 audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997.

EARNINGS PER SHARE

     Earnings (loss) per share of common and common equivalent stock are based on the weighted average common shares outstanding and are retroactively adjusted for stock splits.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     This discussion and analysis of financial condition and results of operations, and other sections of this Form 10-QSB, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, and projections about the oil and gas industry, the economy, and about the Company itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words, and similar expressions are intended to identify such forward-looking statements.
These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.
Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

     Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, changes in production volumes, worldwide demand and commodity prices for petroleum natural resources; the timing and extent of the Company's success in discovering, acquiring, developing, and producing natural gas and oil reserves; risks incident to the drilling and operation of natural gas and oil wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; the effects of the Year 2000 issues on the Company's business; the effect of hedging activities; and conditions in the capital markets.

OVERVIEW

     The Company is an independent oil and gas company organized as a Tennessee corporation in 1990 and engaged in and focused exclusively on the exploration, development, production, and acquisition of natural gas
properties and to a limited extent oil in the Appalachian Basin.   The
Company's emphasis is on natural gas production with approximately 90% of its production being from natural gas. Daily net production averaged approximately 0.9 MMcfed in 1997, and reached a level of approximately 4.8 MMcfed as of September 30, 1998. The Company has successfully drilled 20 net wells to date in 1998.

     The Company's future growth is expected to be driven by development, exploitation, and controlled exploration drilling on its existing properties and the continuation of an opportunistic acquisition strategy in the Appalachian Basin region.

EVENTS SUBSEQUENT TO SEPTEMBER 30, 1998

     In August 1998, the Company initiated the private placement of up to 700,000 shares of 9% redeemable convertible preferred stock (the "Preferred Stock") at an issue price of $7.50 per share. In November 1998, the private placement was amended to offer up to 800,000 shares of the Preferred Stock at an issue price of $6.50 per share, subject to an adjustment of the issue price as of termination of the offering (no later than December 31, 1998). See Part II, Item 2, for further discussion of the Preferred Stock offering. As of November 14, 1998, the Company has raised approximately $670,220, net of commission expense, from the sale of Preferred Stock.

     In November 1998, the Company increased its loan facility availability from SunTrust Bank, East Tennessee to $500,000. The current outstanding balance is $142,652.

NINE MONTHS ENDED SEPTEMBER 30, 1998

FINANCIAL CONDITION

     Total assets increased $7,798,087 or 48.4% from December 31, 1997 to September 30, 1998 primarily due to a $10,134,020 net increase in oil and gas properties and after an offsetting decrease of $2,162,416 in current assets.

     Current assets for the nine month period ended September 30, 1998 decreased $2,162,416 to $1,157,635, or a 65.1% decrease, compared to current assets for the year ended December 31, 1997. The decrease in current assets is due primarily to a decrease in cash of $2,080,549 to $171,767, or 92.4%, for the nine months ended September 30, 1998. This is due to the Company's continued expenditures of cash for drilling and development of wells in its Beaver Lease and Churchtown Lease areas as well as enhancement efforts and development of wells in its Simmons Field and Viking Field. See "CASH FLOW FROM OPERATIONS, INVESTING AND FINANCING ACTIVITIES" for further discussion.

     Oil and gas properties for the nine months ended September 30, 1998 increased $10,134,020 to $19,834,904 or 104.5% from the amount reported at December 31, 1997. The increase is primarily a result of continued successful drilling activity for the Company's own account, and the acquisition by the Company of oil and gas lease interests in proven properties.

     The Company increased capital expenditures for drilling and well related equipment by $2,721,018 from December 31, 1997 to September 30, 1998. The increase is primarily a result of increased Company drilling and the acquisition of oil and gas equipment of approximately $980,000 from Viking Resources Corporation in June of 1998.

     Proven properties increased $8,002,669 to $12,549,502 or 176.0% from the amount reported at December 31, 1997. The increase is primarily due to the acquisition by the Company of oil and gas leases interests in proven properties and the capitalization of intangible drilling costs (approximately $4,414,755) associated with the Company drilled wells. In May 1998, the Company acquired from certain individuals the working interest and overriding royalty interest in certain natural gas wells
operated by the Company in southeastern Ohio.   The total purchase
consideration for the Well Interests was $227,740 comprised of $106,197 (10,114 shares) in Company common stock and $121,543 in cash. In June 1998, the Company purchased approximately $773,000 in proven producing properties from Viking Resources Corporation. In the third quarter of 1998, the Company purchased all of the working interests in a total of 145 gross natural gas or oil wells located in southeastern Ohio in consideration for cash and Company common stock. The aggregate purchase price was $2,223,941 comprised of $1,716,748 in Company common stock (221,453 shares) and $507,193 in cash.

     Total liabilities increased $5,836,332 or 268.4% from December 31, 1997 to September 30, 1998, due primarily to an increase in long-term debt of $6,068,395. See "LIQUIDITY & CAPITAL RESOURCES" for further discussion. This increase in long-term debt was used primarily to fund the drilling, development, and enhancement efforts on Company oil and gas properties. Current liabilities decreased $232,063 to $1,153,869 or 16.7% from December 31, 1997 to September 30, 1998 primarily due to a decrease in accounts payable and accrued expenses of $234,124 to $1,122,624 at September 30, 1998, a decrease of 17.3%.

RESULTS OF OPERATIONS

     For the nine months ended September 30, 1998, the Company had a net loss after tax of $22,770, compared to net loss after tax of $283,638 for the nine months ended September 30, 1997. This reduction of loss is a result of the transition from turnkey driller operator to drilling for the account of the Company.

     For the three months ended September 30, 1998, the Company had net income after tax of $47,980, compared to net loss after tax of $115,667 for the same period in 1997. This reduction of loss was again due primarily to the Company's change in direction highlighted above.

     For the nine months ended September 30, 1998, total net revenues increased $1,213,011 or 81.9% from $1,481,164 to $2,694,175 for the same period in 1997 due primarily to an increase in oil and gas revenue and other revenue, and after an offsetting decrease in turnkey revenue and management fees.

     For the nine months ended September 30, 1998, net turnkey revenue decreased $593,651 or 88.5% as compared to the amounts reported for the nine months ended September 30, 1997. Net turnkey revenue is drilling profit recognized upon the drilling to total depth of wells in Affiliated Drilling Partnerships. The Company drilled to total depth ten gross wells attributable to Affiliated Drilling Partnerships for which turnkey revenues were recognized in the first three quarters of 1997 (seven wells in the first quarter, two wells in the second quarter, and one well in the third quarter). In 1998, the Company drilled to total depth and recognized revenue for only one well (in the second quarter) for the 1998 Affiliated Drilling Partnership. This is a decrease of nine gross wells for the nine months ending September 30, 1998.

     Turnkey drilling revenue increased in the third quarter of 1998 by $50,148 from that reported for the three months ended September 30, 1997. This increase in turnkey revenue is primarily a result of adjustments made in the third quarters of 1998 and 1997 to adjust the turnkey revenue and expense accruals made at the end of the second quarters to reflect the actual revenues and expenses.

     Oil and gas revenue increased $1,634,196 to $1,969,650 for the nine months ended September 30, 1998, an increase of 487.2% over that reported as of September 30, 1997. This increase is consistent with the Company's
changing focus to drilling wells for its own account.   The increase in oil
and gas revenue is a result of the higher number of wells drilled for the Company's own account, the purchase of proven producing properties from Viking Resources Corporation in May 1998, and the purchase from certain individuals and five Affiliated Drilling Partnerships of working interests and overriding royalty interests in proven producing properties operated by the Company in the third quarter of 1998, all resulting in increased production and revenues.

     Oil and gas revenue increased $553,139 for the three months ended September 30, 1998, an increase of 282.4% over that reported for the same period in 1997. This increase is consistent with the increased production from the Company wells and acquisitions as discussed above.

     Management anticipates continued growth in oil and gas revenues; however, management does not expect the growth to continue at the same high levels reflected in the first nine months of 1998. The continued growth of the Company's oil and gas revenues and reserves will be dependent on future drilling success, capital raising efforts, the ability to find other fairly priced acquisitions, and the pricing of the Company's primary commodity product, natural gas.

     Other revenue increased $264,808 for the nine months ended September 30, 1998, an increase of 100.3% over that reported for the same period in

1997. This increase is due primarily to the gross operating commission revenue of approximately $382,000 earned by Equity Financial Corporation, an increase in revenue of $247,124 over that reported for the same period
in 1997.    The Company acquired Equity Financial Corporation, an affiliate of the Company, in May of 1997 and thus reported only four months of income for the nine months ended September 30, 1997. The Company expects Equity Financial Corporation to continue to be a profitable segment of the Company's operation. Interest income decreased approximately $92,000 due to the decrease in the Company's cash balances, and transportation revenue increased approximately $100,000 due to increased production and transportation rates.

     Other revenue increased $30,537 for the three months ended September 30, 1998, an increase of 24.6% over that reported for the same period in 1997 due to a decrease in interest income and an increase in transportation revenue as discussed above.

     Management fees for the nine months ended September 30, 1998, decreased $92,342 to $118,366, a decrease of 43.8% over that reported as of
September 30, 1997.   This decrease is primarily a result of the purchase
of the working interests owned by the 1989, 1990, 1991, 1992, and 1992-A Affiliated Drilling Partnerships discussed earlier and the reduction in the management fee charged to the Pipeline Operating L.P. from $5,000 per month in 1997 to $2,500 per month in 1998. The trend of decreased management fees is expected to continue.

     Total operating expenses increased $718,297 or 36.9% for the nine-month period ending September 30, 1998 over the nine-month period ending September 30, 1997. This increase is due primarily to an increase in production expenses associated with the larger number of wells now operated by the Company of $339,692 or 194.0%, an increase in exploration costs associated with increased drilling of $72,572 or 97.4%, and an increase in depreciation, depletion, and amortization expense associated with the larger number of net wells now owned by the Company of $368,890 or 92.2%. These increases are due to the increase in Company owned and operated wells as discussed above.

     General and administrative (G&A) expenses decreased $220,987 to
$1,013,610 or 17.9% for the nine months ended September 30, 1998.   This
net decrease is primarily a result of the change in business plan of the Company to drill primarily for the account of the Company. Certain costs directly related to drilling of Company wells have been included in the cost of oil and gas properties. An offsetting increase in G&A expenses is due primarily to the inclusion of Equity Financial Corporation's G&A of approximately $364,470 into the G&A costs of the Company, an increase in expense of $263,431 over that reported for the same period in 1997. Since Equity Financial Corporation was acquired in May 1997, only four months of Equity Financial Corporation's G&A costs were included in the reported nine month period ending September 30, 1997. G&A expenses for the three months ended September 30, 1998 decreased as noted above from G&A expenses for the same period in 1997.

     Other income and expense changed from a net income of $61,626 for the nine-month period ending September 30, 1997 to a net expense of $60,920 for the nine-month period ending September 30, 1998. The change is primarily a result of an increase in program reimbursements of $110,639. Other income and expense changed from a net income of $20,440 for the three months ended September 30, 1997 to a net expense of $13,384 for the three months ended September 30, 1998. The change is primarily a result of an increase in program reimbursements of $39,786. This cost fluctuates based on production revenues from Affiliated Drilling Partnerships wells for which the Company is the managing general partner and will continue to some degree during 1998.

CASH FLOW FROM OPERATIONS, INVESTING, AND FINANCING ACTIVITIES

     The Company provided $603,460 of net cash flow from operating activities for the nine months ended September 30, 1998 and used $1,145,309 of net cash flow from operating activities for the same period in 1997. Cash was absorbed by a loss of $22,770 and a loss of $283,638 for the nine-month period ending September 30, 1998 and 1997, respectively. Cash was absorbed by a decrease in drilling advances of $1,335,124 for the nine-month period ending September 30, 1997. Cash was used by a decrease in accounts payable and accrued expenses of $234,124 and $264,923 for the nine-month period ending September 30, 1998 and 1997, respectively. Cash was provided for the nine months ending September 30, 1998 and 1997 by a decrease in accounts receivable of $212,963 and $319,794, respectively. The decrease in accounts receivable is a result of the collection of the year-end Affiliated Drilling Partnership receivable. Cash was provided by depreciation, depletion, and amortization (DDA) of $769,077 and $400,187 for the nine-months ending September 30, 1998 and 1997, respectively. The increase in DDA is a direct result of increased drilling and gas operations.

     For the nine month period ending September 30, 1998, cash flows used for investing activities increased from $3,814,686 to $8,916,045 over the nine month period ending September 30, 1997. The primary investment activities for the nine-month period ending September 30, 1998 were purchases of proven properties of $6,189,460, purchases of wells and related equipment of $2,721,018, purchases of other property and equipment of $30,951, and contributions to Affiliated Drilling Partnerships of $33,510. The only cash flow from investing activities for the nine month period ending September 30, 1998 were distributions from Affiliated Drilling Partnerships of $58,894. The more significant uses of cash flows for investing activities for the nine month period ending September 30, 1997 were purchases of proven properties of $2,392,152, purchases of wells and related equipment of $1,153,815, purchases of other property and equipment of $114,073, and contributions to Affiliated Drilling Partnerships of $237,215. The only significant cash flow from investing activities for the nine month period ending September 30, 1997 were distributions from Affiliated Drilling Partnerships of $72,521.

     Cash flows from financing activities increased $41,015 or 0.7% to a level of $6,232,036. The primary source of financing activities in 1998 was from the expansion of long-term debt in the amount of $6,092,093, and the net proceeds from the sale of Preferred Stock in the amount of $201,255. The majority of these funds have been used for the Company's continued development of its Beaver Lease and Churchtown Lease area, enhancement efforts and development of the Simmons Field, the recent purchase of oil and gas wells and associated leases and equipment from Viking Resources Corporation, and the recent acquisition of working interests and overriding royalty interests from certain individuals and the Affiliated Drilling Partnerships discussed earlier. The primary cause of the decrease in cash flows from financing activities was the decrease in net proceeds from the issuance of common stock from $6,551,765 in 1997 to a net expense of $39,675 in 1998, a decrease of $6,591,440. The other significant use of cash flows from financing activities for the nine-month period ending September 30, 1997 was the payments on long-term debt of $300,995.

LIQUIDITY AND CAPITAL RESOURCES

     The primary source of funds has been net proceeds from the issuance of Common Stock in two offerings in 1997 raising approximately $11,200,000, net of costs, borrowing against the Company's Bank One credit facility in the amount of approximately $6,092,093, and the net proceeds from the issuance of Preferred Stock raising approximately $201,255, net of costs. The proceeds from these sources have been spent on Company operations, including developing the Beaver Lease and the Simmons Field, the acquisition of proven producing properties from Viking Resources Corporation, the purchase of working interests from and overriding royalty interest from certain individuals and Affiliated Drilling Partnerships, and other developmental drilling activities located generally in the southeastern Ohio and Southern West Virginia areas.

     The Company also had funds available from oil and gas revenues, the collection of the 1997-A Affiliated Drilling Partnership receivable, and the turnkey revenues from the 1998 Affiliated Drilling Partnership. The Company expects oil and gas revenues to continue to increase and additional funds to be available from turnkey revenues associated with the 1998 Affiliated Drilling Partnership. There can be no assurance, however, that the Company will realize any additional funds by the sponsoring of the 1998 Affiliated Drilling Partnership. Unit sales have totaled $120,000 in the 1998 Affiliated Drilling Partnership as of November 14, 1998.

     The Company intends to fund its budgeted capital expenditures through the end of 1998 primarily from cash flow from operations, borrowings under the Bank One credit facility, the credit limit of which is currently $7.1 million, borrowings from the SunTrust loan facility, the credit limit of which is currently $500,000, and the offer and sale of additional Preferred Stock.

     The Company has experienced and expects to continue to experience substantial working capital requirements due primarily to the Company's active exploration and development programs. The Company also plans to begin development of its coal bed methane lease in the fourth quarter of 1998. While the Company believes that cash flow from operations and borrowings under the Bank One credit facility and issuance of Preferred Stock should allow the Company to implement its present business strategy through 1998, in the event sufficient capital resources are not available to the Company, its drilling of new wells and oil and gas property development activities may be curtailed.

EFFECTS OF COMMODITY PRICING, INFLATION AND ENVIRONMENTAL MATTERS

     The Company's revenues, profitability, future growth, and ability to borrow funds or obtain additional capital, and the carrying value of its properties, substantially are dependent on prevailing prices of natural gas and oil. The Company cannot predict future natural gas and oil price movements with certainty. Declines in prices received for natural gas and oil may have an adverse effect on the Company's financial condition, liquidity, ability to finance capital expenditures, and results of operations. Lower prices also may impact the amount of reserves that can be produced economically by the Company. Inflation may adversely impact the Company. However, recent rates of inflation have had a minimal effect on the Company the Company's business is also subject to certain federal, state, and local laws and regulations relating to the exploration for, and the development, production, and transportation of, natural gas and oil, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years. Although the Company believes it is in substantial compliance with all applicable laws and regulations, the requirements imposed by laws and regulations may change. The Company is unable to predict the ultimate cost of compliance with these requirements. Inability to meet environmental requirements could materially adversely affect the Company's business, financial condition and results of operations. Compliance has not had a material adverse effect on the earnings or competitive position of the Company to date. Future regulations may add to the cost of, or limit, drilling activity.

YEAR 2000 READINESS DISCLOSURE

     This Year 2000 Readiness Disclosure is based upon and partially repeats information provided by the Company's outside consultants and others regarding the Year 2000 readiness of the Company and its customers, suppliers, financial institutions and other parties. Although the Company believes this information to be accurate, it has not independently verified such information.

STATE OF READINESS

     The Company is acutely aware of and has assessed and will continue to assess the impact of the Year 2000 issue on the Company's reporting systems and operations. The Year 2000 issue exists because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits would always be "19." Unless corrected, this shortcut may cause problems with some computers systems and equipment with embedded computer chips.

     The Company has developed a plan to identify those systems that could be effected by the Year 2000 problem. Management has identified and assessed the Year 2000 problem with respect to both information technology (I.T.) and non-information technology (Non-I.T.) systems. Management has concluded that it has minimal Non-I.T. systems issues which affect day to day operations. The primary I.T. systems for the Company are its accounting software system and its geological/engineering software products.

     The Company's current accounting system is not presently Year 2000 ready. The Company has been advised via correspondence from the software manufacturer that the system will be fully Year 2000 compliant by February 1999. If the Company does not change its accounting software (see below), it will use the remainder of 1999 for validation and testing of the system. The Company is evaluating its current system in comparison with four alternative systems.

     The Company has engaged outside consultants as well as the Company's auditors to assist in the decision of whether to change I.T. accounting software systems as of December 31, 1998. If the Company determines to change its I.T. accounting software systems, the Company has been advised that those systems will be Year 2000 compliant and the Company will not be required to remediate and/or test those systems.

     The Company uses two primary non-accounting software products, a specialized engineering software for the evaluation of reserves and geologic software for reservoir evaluation and modeling. Both of these systems are already Year 2000 compliant.

     Lastly, the Company has evaluated Year 2000 issues relating to third parties with whom the Company does business. These relate primarily to financial institutions, vendors of products and vendors to whom the Company sells goods in its normal business operations.

     Vendors generally include suppliers of well equipment and services. Management does not expect the ability of these vendors to supply goods and services to be adversely affected by the Year 2000 event. The vendor's billing and invoice systems may experience change and/or delays during the transition, however. Gas marketers to whom the Company sells its end product likewise have advised the Company that they are aware of the Year 2000 issue and are or will timely be Year 2000 compliant. Management does not expect an adverse impact on the Company's day to day operations as a result of third parties' unreadiness. There is no assurance that the systems of other companies on which the Company's systems rely will be converted in a timely manner. Unreadiness by these third parties could expose the Company to the potential for loss and impairment of business processes and activities. The Company is assessing these risks and is creating contingency plans intended to address perceived risks. If such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have an adverse impact on the operations of the Company.

COST TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

     As of September 30, 1998, the Company has spent approximately $3,500 on identifying and assessing the Year 2000 issue in connection with the Company's computer programs and applications. Financial expenditure on outside consultants to date has been minimal. If the decision is made to change the Company's I.T. accounting software systems, the estimated cost is expected to be between $25,000 and $50,000. These costs would be primarily for the cost and implementation of the new system. This amount would be paid from the operating capital budget and would represent less than one percent of the Company's expected general and administrative (G &
A) expenses for 1998. If no change of accounting software is deemed prudent, the total cost to the Company to become Year 2000 compliant is expected to be under $15,000.

     Based on currently available information, management does not anticipate that the costs to address the Year 2000 issues will have a material adverse impact on the Company's financial condition, results of operations or liquidity. However, the extent to which the computer operations and other systems of the Company's important third parties are adversely affected could, in turn, affect the Company's ability to communicate with third parties and could have a material adverse effect on the operations of the Company.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES

     The Company does not reasonably expect any material lost revenue as a result of the Year 2000 issue. The most likely worst case scenario would be a delay in financial analytical abilities of the Company in the event of a delay in implementing a new I.T. financial software system. Similar delays in third party vendor invoicing and/or gas marketing reporting and/or payment could be temporarily experienced. Management does not expect the Year 2000 to have a materially adverse effect on the Company's results of operation, liquidity or financial condition.

THE COMPANY'S CONTINGENCY PLAN

     The Company is implementing steps to have its internal operating systems fully Year 2000 compliant and tested by February 1999. At that time, the Company will evaluate further the need and extent to which a "contingency plan" should be developed with respect to Year 2000 readiness.

     If the Company's plans as outlined above are not successful, there could be a disruption of the Company's ability to render distributions and complete monthly accounting functions as well as a possible slowdown of certain computer-dependent processes.

     The costs of becoming Year 2000 compliant and the date that the Company expects to complete the Year 2000 modifications as outlined above are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be Year 2000 compliant, the ability to locate and correct all relevant computer codes and the ability of vendors with whom the Company deals to timely become Year 2000 compliant.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In August of 1998, the Company initiated a private placement offering of up to 700,000 shares of 9% redeemable convertible preferred stock (the "Preferred Stock") at an issue price of $7.50 per share. In November of 1998, the offering was amended to offer up to 800,000 shares of Preferred Stock at an issue price of $6.50, subject to adjustment downward if the Company's Common Stock closes at less than $6.50 per share as of termination date to a price equal to the closing price of the Company's Common Stock as of the termination of the offering (to occur no later than December 31, 1998). As of November 14, 1998, the Company has sold 99,000 shares of Preferred Stock, subject to adjustment, and raised approximately $670,220, net of commissions. The offer and sale of Preferred Stock is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Regulation D promulgated thereunder.

     On September 29, 1998, the Board of Directors of the Company authorized the issuance of 221,453 unregistered shares of Common Stock to various persons, including former limited partners in certain Affiliated Drilling Partnerships, in connection with the Company's acquisition of certain working interests in certain natural gas wells operated by the Company in southeastern Ohio, as described in Item 5, paragraph (a) below. The issuance of these shares of Common Stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Regulation D promulgated thereunder.

     On September 29, 1998, the Board of Directors of the Company authorized the issuance of 2,500 common stock purchase options each to Douglas A. Yoakley and Kim A. Walbe, as non-employee directors, pursuant to the Stock Option and Restricted Stock Plan of 1998 adopted by the shareholders of the Company at the June 17, 1998 annual meeting of shareholders. These options were granted at an exercise price of $5.25 per share. This action by the Board of Directors amended and superceded the terms of the issuance of 2,500 common stock purchase options granted to Messrs. Yoakley and Walbe pursuant to the Stock Option and Restricted Stock Plan of 1998 at an exercise price of $9.25 per share, referred to in the Quarterly Report on Form 10-QSB filed by the Company for the quarterly period ended June 30, 1998.

     On September 29, 1998, the Board of Directors of the Company authorized the issuance of 500 unregistered shares of Common Stock to Mitzi Kopotic, controller of the Company, pursuant to the Company's Stock Option and Restricted Stock Plan of 1998. There was no issue price for the shares.

     On September 29, 1998, the Board of Directors of the Company authorized the issuance of 2,500 common stock purchase options to Dick Wentner, a former marketing agent of the Company, pursuant to the Stock Option and Restricted Stock Plan of 1998. These options were granted at an exercise price of $6.50 per share.

     On September 29, 1998, the Board of Directors authorized and adopted, subject to final review by the President and legal counsel, the 1998 Stock Option and Restricted Stock Plan for Outside Advisors and Consultants.
This plan calls for the issuance of up to 25,000 shares of Common Stock pursuant to terms to be determined by the Board of Directors of the Company. The Board of Directors preliminarily authorized, pursuant to this plan, subject to final review by the President and opinion of legal counsel, the issuance of 12,000 shares of Common Stock of the Company to Continental Capital & Equity Corporation in partial consideration for certain public and investor relations work to be performed for the Company.


ITEM 5.  OTHER INFORMATION.

     (A) CERTAIN COMPANY TRANSACTIONS.

     On September 29, 1998, the board of directors of the Company resolved to close the acquisition of working interests (the "Subject Interests") in a total of 145 gross natural gas or oil wells (the "Wells") located in southeastern Ohio. The effective date of the acquisition was June 30, 1998. All of the Wells involved in the acquisition are operated by the Company.

     The Subject Interests were owned by the following Tennessee limited partnerships (the "Affiliated Drilling Partnerships"), each of which are affiliates of the Company: Equity Financial Corporation Natural Gas/Tax Credit 1989 Limited Partnership (the "1989 LP"); Equity Financial Corporation Natural Gas/Tax Credit 1990 Limited Partnership (the "1990 LP"); Equity Financial Corporation Natural Gas/Tax Credit 1991 Limited Partnership (the "1991 LP"); Equity Financial Corporation Natural Gas/Tax Credit 1992 Limited Partnership (the "1992 LP"); Energy Search Natural Gas/Tax Credit 1992-A Limited Partnership (the "1992-A LP").

     The Affiliated Drilling Partnerships were each syndicated by Equity Financial Corporation. Charles P. Torrey, Jr. and Robert L. Remine, each executive officers and directors of the Company, were the managing general partners of the 1989 LP and the 1990 LP, together owning an aggregate 2% partnership interest in each such partnership. Messrs. Torrey and Remine, as well as Richard S. Cooper, an executive officer and director of the Company, were managing general partners of the 1991 LP and 1992 LP, together owning an aggregate 9% partnership interest in each partnership. The Company was the managing general partner of the 1992-A LP, and owned a 3% partnership interest in such partnership.

     The Company paid aggregate purchase consideration amounting to $2,223,941 for the Subject Interests acquired from the Affiliated
Partnerships. This total amount was comprised of $1,716,748 in Company common stock (221,453 shares) and $507,193 in cash.

     The purchase consideration for the Subject Interests was based on a market valuation of the Affiliated Partnership's oil and gas assets as of January 1, 1998, independently reviewed as to reasonableness by an independent petroleum consultant. The purchase consideration for each Affiliated Drilling Partnership's Subject Interests was payable in cash, Company common stock, or a combination of both. The cash portion of the total purchase (the "Cash Out Value") was equal to the percentage of the aggregate interest of limited partners in the Affiliated Drilling Partnership who had elected the Cash Out Option. The Common Stock portion of the total purchase consideration of the Affiliated Drilling Partnership's Subject Interests was equal to the percentage of the aggregate interest of limited partners in the Affiliated Drilling Partnership who elected the Stock Option. The value of Company Common Stock issued in satisfaction of the common stock portion of the purchase consideration, (the "Stock Value"), was equal to 1.75 times what would have been the Cash Out Value had that portion of the purchase consideration been paid for in cash pursuant to the Cash Out Option, rather than in common stock. The number of shares of Company common stock issued to the Affiliated Drilling Partnership was equal to the Stock Value divided by $7.75 per share.

     Each Affiliated Drilling Partnership approved the sale of its Subject Interests to the Company by majority vote of its limited partners. The limited partners in each Affiliated Drilling Partnership voted on a restructuring plan (the "Restructuring Plan") whereby an Affiliated Drilling Partnership's Subject Interests were sold to the Company in consideration for cash and Company Common Stock, and the Affiliated Drilling Partnership was thereafter to be liquidated. Each limited partner of an Affiliated Drilling Partnership had the opportunity to elect to have his or her Affiliated Drilling Partnership interest liquidated for cash (the "Cash Out Option") or Company common stock (the "Stock Option"). Final tabulation of the elections of limited partners in the Affiliated Partnerships was completed at closing as of September 24, 1998, which was ratified by resolution of the Board of Directors of the Company as of September 29, 1998.

     The Company's acquisition of Subject Interests included interests in oil and gas wells and all associated equipment, casing, tubing, leases and right-of-ways. These assets will be used by the Company to continue to produce oil and gas for sale from the Wells.

       (B) ADOPTION OF 1998 STOCK OPTION AND RESTRICTED STOCK PLAN FOR OUTSIDE ADVISORS AND CONSULTANTS.

       On September 29, 1998, the Board of Directors authorized and adopted, subject to final review by the President and legal counsel, the 1998 Stock Option and Restricted Stock Plan for Outside Advisors and Consultants.
This plan calls for the issuance of up to 25,000 shares of Common Stock pursuant to terms to be determined by the Board of Directors of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) EXHIBITS. The following documents are filed as an exhibit to this report on Form 10-QSB:

EXHIBIT NO.                     DOCUMENT
-----------                     --------

   3.1      Fourth Amended and Restated Charter of the Registrant<F1>
   3.2      Bylaws of the Registrant<F2>
   4.1      Specimen of Common Stock Certificate<F3>
   4.2 Specimen of Redeemable Series A Common Stock Purchase Warrant Certificate<F3>
   4.3      Specimen of Underwriters' Warrant Certificate<F3>
   4.4      Charter (See Exhibit 3.1)
   4.5      Bylaws (See Exhibit 3.2)
  10.1 Energy Search Natural Gas 1995-A L.P. Limited Partnership Agreement, dated December 31, 1995<F3>
  10.2 Energy Search Natural Gas 1995-A L.P. Joint Drilling and Operating Agreement, dated December 31, 1995<F3>
  10.3 Energy Search Natural Gas 1996 L.P.-Limited Partnership Agreement, dated June 10,1996<F3>
  10.4 Energy Search Natural Gas 1996 L.P.-Joint Drilling and Operating Agreement, dated June 10, 1996<F3>
  10.5 ESI Pipeline Operating Partnership-Limited Partnership Agreement, dated January 7, 1993<F3>
  10.6 Energy Search Natural Gas Pipeline Income Partnership-Limited Partnership Agreement, dated January 7, 1993<F3>
  10.7 Gas Servicing Agreement between the Registrant and ESI Pipeline Operating L.P., dated January 5, 1993<F3>
  10.8 Selling Agreement-Class B Convertible Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996<F3>
  10.9 Selling Agreement-Class A and Class B Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996<F3>

  10.10 Selling Agreement-Variable Rate Subordinated Debentures between Registrant and Equity Financial Corporation, dated September 19, 1994<F3>
  10.11 Aircraft Lease between Charles P. Torrey, Jr. and the Registrant dated February 1,1995<F3>
  10.12 Beaver Coal Company Lease between Beaver Coal Company Limited and the Registrant, dated September 15, 1996<F3>
  10.13     Employment Agreements with officers and key employees of the
            Registrant
            (a)  John M. Johnston<F3><F*>
            (b)  Robert L. Remine<F3><F*>
            (c)  Charles P. Torrey, Jr.<F3><F*>
            (d)  Richard S. Cooper<F3><F*>
            (e)  Michael W. Mooney<F4><F*>
  10.14     Promissory Notes of Executive Officers in Favor of
            Registrant
            (a)  Charles P. Torrey, Jr.<F3>
            (b)  Robert L. Remine<F3>
            (c)  Richard S. Cooper<F3>
  10.15     Stock Option Plan<F3><F*>
  10.16     Outside Directors' Stock Option Plan<F3><F*>
  10.17     Form of Lock-Up Agreement<F3>
  10.18     Stock Option and Restricted Stock Plan of 1998 <F1><F*>
  10.19     Form of Indemnification Agreement<F1><F*>
  10.20 1998 Stock Option and Restricted Stock Plan for Outside Advisors and Consultants
  27.1      Financial Data Schedule
------------------------
<F*> Management contract or compensatory plan or arrangement.

<F1>   Previously filed with the Company's Definitive Proxy Statement filed on April 28, 1998 with the Securities and Exchange Commission, and here incorporated by reference.

<F2>   Previously filed with the Company's Form 10-QSB Quarterly Report for the quarter end June 30, 1998, and here incorporated by reference.

<F3>   Previously filed with the Company's Registration Statement on Form SB-
       2 (Registration No. 333-12755) filed with the Securities and Exchange Commission, and here incorporated by reference.

<F4>   Previously filed with the Company's Form 10-K Annual Report for the fiscal year end March 31, 1998, and here incorporated by reference.

       (b)  REPORTS ON FORM 8-K.

       On September 24, 1998, the Company filed a Report on Form 8-K with the Securities and Exchange Commission announcing the acquisition of working interests and overriding royalty interests in certain natural gas wells located in southeastern Ohio and operated by the Company. The well interests were purchased from nine individuals and five Affiliated Drilling Partnerships. Further information about these transactions is set forth in
Part II, Item 5(A), CERTAIN COMPANY TRANSACTIONS, above. The Form 8-K contained no financial statements.

                                SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Energy Search, Incorporated
                                   (Company)


Date: November 16, 1998            /S/ RICHARD S. COOPER
                                   Richard S. Cooper, President


Date:  November 16, 1998           /S/ ROBERT L. REMINE
                                   Robert L. Remine, Chief Financial
                                   Officer

                               EXHIBIT INDEX


EXHIBIT NO.                     DOCUMENT
-----------                     --------

   3.1      Fourth Amended and Restated Charter of the Registrant<F1>
   3.2      Bylaws of the Registrant<F2>
   4.1      Specimen of Common Stock Certificate<F3>
   4.2 Specimen of Redeemable Series A Common Stock Purchase Warrant Certificate<F3>
   4.3      Specimen of Underwriters' Warrant Certificate<F3>
   4.4      Charter (See Exhibit 3.1)
   4.5      Bylaws (See Exhibit 3.2)
  10.1 Energy Search Natural Gas 1995-A L.P. Limited Partnership Agreement, dated December 31, 1995<F3>
  10.2 Energy Search Natural Gas 1995-A L.P. Joint Drilling and Operating Agreement, dated December 31, 1995<F3>
  10.3 Energy Search Natural Gas 1996 L.P.-Limited Partnership Agreement, dated June 10,1996<F3>
  10.4 Energy Search Natural Gas 1996 L.P.-Joint Drilling and Operating Agreement, dated June 10, 1996<F3>
  10.5 ESI Pipeline Operating Partnership-Limited Partnership Agreement, dated January 7, 1993<F3>
  10.6 Energy Search Natural Gas Pipeline Income Partnership-Limited Partnership Agreement, dated January 7, 1993<F3>
  10.7 Gas Servicing Agreement between the Registrant and ESI Pipeline Operating L.P., dated January 5, 1993<F3>
  10.8 Selling Agreement-Class B Convertible Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996<F3>
  10.9 Selling Agreement-Class A and Class B Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996<F3>
  10.10 Selling Agreement-Variable Rate Subordinated Debentures between Registrant and Equity Financial Corporation, dated September 19, 1994<F3>
  10.11 Aircraft Lease between Charles P. Torrey, Jr. and the Registrant dated February 1,1995<F3>
  10.12 Beaver Coal Company Lease between Beaver Coal Company Limited and the Registrant, dated September 15, 1996<F3>
  10.13 Employment Agreements with officers and key employees of the Registrant
            (a)  John M. Johnston<F3><F*>
            (b)  Robert L. Remine<F3><F*>
            (c)  Charles P. Torrey, Jr.<F3><F*>
            (d)  Richard S. Cooper<F3><F*>
            (e)  Michael W. Mooney<F4><F*>

  10.14     Promissory Notes of Executive Officers in Favor of
            Registrant
            (a)  Charles P. Torrey, Jr.<F3>
            (b)  Robert L. Remine<F3>
            (c)  Richard S. Cooper<F3>
  10.15     Stock Option Plan<F3><F*>
  10.16     Outside Directors' Stock Option Plan<F3><F*>
  10.17     Form of Lock-Up Agreement<F3>
  10.18     Stock Option and Restricted Stock Plan of 1998 <F1><F*>
  10.19     Form of Indemnification Agreement<F1><F*>
  10.20 1998 Stock Option and Restricted Stock Plan for Outside Advisors and Consultants
  27.1      Financial Data Schedule
------------------------
<F*> Management contract or compensatory plan or arrangement.

<F1>   Previously filed with the Company's Definitive Proxy Statement filed on April 28, 1998 with the Securities and Exchange Commission, and here incorporated by reference.

<F2>   Previously filed with the Company's Form 10-QSB Quarterly Report for the quarter end June 30, 1998, and here incorporated by reference.

<F3>   Previously filed with the Company's Registration Statement on Form SB-
       2 (Registration No. 333-12755) filed with the Securities and Exchange Commission, and here incorporated by reference.

<F4>   Previously filed with the Company's Form 10-K Annual Report for the fiscal year end March 31, 1998, and here incorporated by reference.