Form 10KSB
period 1998-12-31
ENERGY SEARCH INC
filed 1999-03-31
CIK 932181

---------------------------------------------------------------------------

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

          For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to ___________

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

Check whether the issuer has: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__       No ______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's total revenues for the year ended December 31, 1998, were $3,527,854.

As of March 24, 1999, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $15,265,904. This amount is based on the sale price of $5.125 per share for the registrant's stock as of such date.

As of March 24, 1999, the Registrant had outstanding 4,019,308 shares of Common Stock, no par value.

Portions of the Registrant's definitive proxy statement to be filed no later than April 30, 1999 for the Registrant's annual meeting of shareholders are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format (check one): Yes _____
No __X__

---------------------------------------------------------------------------

                                  PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL.

Energy Search, Incorporated ("Energy Search" or the "Company") was organized as a Tennessee corporation in 1990. The Company is an independent oil and natural gas company engaged in the exploration, development, production and acquisition of domestic oil and natural gas properties primarily in the Appalachian Basin. In 1998, 95% of the Company's production was natural gas. Commencing in January 1997, the Company shifted its focus from drilling primarily for Tennessee limited partnerships which it sponsored ("Affiliated Drilling Partnerships") to developing reserves for its own account. As a result of this shift, daily net paid production for the Company averaged approximately 2.99 million cubic feet equivalent per day ("MMcfed") in 1998, and currently exceeds 3.0 MMcfed. The Company drilled 20 gross wells in 1998 (19 net to the Company), all of which were successfully completed. According to the 1998 year-end reserve report prepared by Wright & Company, the Company's independent certified petroleum engineers, as of December 31, 1998 the Company had proven natural gas reserves of 43.8 billion cubic feet of gas equivalent ("Bcfe") with a pre-tax present value of proved natural gas and oil reserves discounted at the rate of 10% per year ("SEC PV-10") of $30.8 million. Proven reserves have increased 42.3% for 1998 compared to the amount reported for 1997 as a direct result of successful drilling and acquisitions. SEC PV-10 proven reserve value has decreased 4.94% for 1998 compared to 1997 despite the increase in total reserves as a result of the decrease in the price of the natural gas commodity. The Company's future growth is anticipated to be driven by development, exploitation and controlled exploration drilling on its existing properties and the continuation of an opportunistic acquisition strategy in the Appalachian Basin region. The Company drills primarily developmental wells and, on occasion, step out or exploratory wells to develop new areas.

The Company's operations presently are focused entirely in the Appalachian Basin. The Appalachian Basin is characterized by shallow natural gas formations, which historically have provided for highly predictable drilling success rates. The Company currently enjoys economic completion of over 90% of all wells drilled. In addition, because wells drilled in the Appalachian Basin are closer to the large demand centers in the northeastern United States, natural gas from this area typically has commanded a premium price relative to natural gas produced in areas such as the Gulf Coast and Mid-Continent regions of the United States. In 1998, the Company experienced an approximate 50<cent> per Mcf positive premium to the NYMX Henry Hub quote.

Throughout the 1990s, the Company averaged drilling of approximately 25 to 35 wells per year. Until February of 1997, substantially all of the Company's wells were drilled in joint ventures with Affiliated Drilling Partnerships which raised over $40.0 million in investor capital and were syndicated primarily by the Company's affiliate, Equity Financial Corporation ("EFC"), a member of the National Association of Securities Dealers, Inc. ("NASD"). The Affiliated Drilling Partnerships participated primarily in development drilling in Washington, Athens and Meigs Counties, Ohio. The Company has drilled over 200 wells with Affiliated Drilling Partnerships. In 1998, the Company sponsored only one Affiliated Drilling Partnership which was capitalized with $120,000 in investor capital.

Management's business plan for the Company currently anticipates the drilling of approximately 25 to 50 wells per year over the next five years. This drilling is expected to be capitalized through additional long-term debt, net cash flow, the proceeds of future equity offerings and, to a limited extent, proceeds from the sponsorship of Affiliated Drilling Partnerships. Management believes it can maintain the planned level of drilling activity in the foreseeable future. Management plans to continue drilling and development activities primarily for the Company's own account which should enable the Company to expand its activities and operations. This plan, management believes, should result in the continued growth of the Company's proved natural gas and oil reserves, net cash flow and shareholder value. As the Company's revenues and net cash flows grow, the Company intends to expand its drilling activities and continue to evaluate and execute natural gas and oil property acquisitions.

ACQUISITIONS IN 1998

In May of 1998, the Company acquired an approximately 24,000 acre lease in Raleigh County, West Virginia to develop coalbed methane gas. Since May of 1998, the Company has leased approximately 8,000 additional acres for coalbed methane development in this area. The leases were acquired at an initial aggregate cost of approximately $165,000 and contain certain drilling commitments. While at this time unproven, the Company's coalbed methane leases are proximate to coalbed methane properties in southwestern West Virginia currently being successfully exploited by other companies.

In June of 1998, the Company acquired 56 natural gas and oil wells together with associated leasehold interests and equipment located in southeastern Ohio from Viking Resources Corporation at a cost of $1,750,000. Since this acquisition, the Company has begun remediating and increasing production from the wells. Management believes these wells have additional enhancement potential, as well as unexploited uphole reserves.

In a transaction completed in June of 1998, the Company acquired from certain individuals the working interest and overriding royalty interest in various oil and natural gas wells located in southeastern Ohio. These wells originally were drilled and operated by the Company for Affiliated Drilling Partnerships. As consideration for these purchases, the Company issued 10,114 shares of its common stock and paid $121,543 in cash.

In a transaction completed in September of 1998, the Company acquired from the earliest five Affiliated Drilling Partnerships their working interests in various natural gas and oil wells located in southeastern Ohio and operated and owned jointly with the Company. As consideration for these purchases, the Company issued 221,453 shares of its common stock and paid $507,193 in cash.

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

ACQUISITION OF PROPERTIES WITH UNDEREXPLOITED VALUE. The Company employs an acquisition strategy of purchasing Appalachian Basin natural gas properties from large independents and major oil companies. These properties provide opportunities to increase reserves, production and cash flow through development and exploitation drilling and lease operating expense reduction. The Company uses its in-house landmen and network of relationships in the region to discover acquisitions that are not widely advertised. The Company also believes its standing and reputation in the region have induced prospects to approach the Company for potential acquisitions.

FOCUS ON DEVELOPMENT AND EXPLOITATION WITH CONTROLLED EXPLORATION. The Company integrates its reservoir and production engineering expertise with its geological interpretation abilities to enhance the results of its exploration and production business. The Company's ability to integrate geophysics with detailed geology, reservoir engineering and production engineering allows it to identify multiple development and exploratory prospects in mature producing fields that were not identified by previous operators and to identify multiple horizon wells that have previously been unexploited. The Company has assembled a multi-year inventory of development, exploitation and exploratory drilling opportunities in the Appalachian Basin. Most of the properties comprising this inventory are located in fields that have established production histories. Based on its experience on these properties and on independent reports from its petroleum engineers, the Company believes these properties may yield significant additional recoverable reserves.

CONTROL OF OPERATIONS. The Company operates and maintains a majority working interest position in each of its core properties. Consequently, the Company can control directly all aspects of drilling, completion and production. In addition, the Company intends to maintain a low cost overhead structure by controlling the timing of the development of its properties. By operating its producing wells, the Company believes it is well positioned to control the expenses and timing of development and exploitation of such properties and better manage cost reduction efforts.

INTEGRATION. In addition to maintaining operational control of drilling activities, the Company operates and controls significantly all gas gathering and pipeline systems throughout its fields through which its production is delivered to market. The Company believes that through this integration it has been able not only to improve overall margins on the sale of natural gas, but also avoid shut-ins, pressure problems and/or allocation problems sometimes experienced by using third party gathering systems. The Company is actively examining additional integration possibilities for transmission, gathering and marketing of natural gas to continue this integration of its natural gas business.

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

MARKET FOR OIL AND NATURAL GAS

GENERAL. The revenues generated from the Company's oil and natural gas operations are highly dependent upon the prices of and the demand for its natural gas and oil production. In 1998, prices for both natural gas and oil were significantly depressed. The prices received by the Company in any year for its natural gas and oil production depend upon numerous factors beyond the Company's control including seasonality, the condition of the United States economy, foreign imports of oil and natural gas, political conditions in other oil and natural gas producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic government regulation, legislation and regulatory policies. Decreases in the prices of natural gas and oil, as occurred in 1998, have an adverse effect on the carrying value of the Company's proved reserves, and the Company's revenues, profitability and cash flow.

Although the Company has not entered into any crude oil or natural gas price swaps or other traditional hedging transactions for the purpose of reducing its exposure to future price fluctuations, it does diversify its natural gas sales contracts to provide the Company with a portfolio of contracts including fixed rate contracts and variable price contracts.
This diversification lessens the volatility of the price experienced by the Company. As of March 24, 1999 approximately 25% of the Company's natural gas sale contracts are for a fixed price with the balance being on varying index pricing.

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

NATURAL GAS SALES. Natural gas produced from completed wells must be transported through pipeline systems to get to market. In the Company's primary fields of operations in southeastern Ohio substantially all the Company's completed wells are connected to the Company's natural gas gathering system (the "Ohio Gas Gathering System") which collects the natural gas from wells in the field, sends it through compressor stations to enhance transportability and delivers it to the East Ohio Company interstate pipeline and to Columbia Gas Company interstate pipeline. Much of the Ohio Gas Gathering System is owned by ESI Pipeline Operating L.P., an affiliate of the Company (the "Pipeline Operating Partnership"). The Company, for its own account and on behalf of the Affiliated Drilling Partnerships it manages, has entered into a gas servicing agreement (the "Gas Servicing Agreement") with the Pipeline Operating Partnership pursuant to which all natural gas produced from wells connected to the Ohio Gas Gathering System is purchased by the Pipeline Operating Partnership and subsequently resold. The price received by the Company for its natural gas is a function of what the Pipeline Operating Partnership sells it for on the market (i.e. the "Adjusted Gas Price Spread"). The Gas Servicing Agreement thus provides for natural gas purchased from the Company and Affiliated Drilling Partnerships on a "net back" basis. As of December 31, 1998, the Adjusted Gas Price Spread with respect to the Gas Servicing Agreement was approximately 55<cent> per Mcf.

Natural gas produced from the Company's wells is sold by the Pipeline Operating Partnership pursuant to one or more natural gas sales contracts to natural gas marketers, interstate or intrastate pipelines, local utilities or industrial end users in the Appalachian Basin. For the fiscal year ended December 31, 1998, gross natural gas prices received by the Company for its natural gas ranged from $1.64 to $3.98 per Mcf before royalties and gathering and transportation costs.

TITLE TO PROPERTIES

The Company believes it has satisfactory title to all of its producing properties in accordance with standards generally accepted in the oil and gas industry. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records). Investigations, including a title opinion of legal counsel, generally are made before commencement of drilling operations. To the extent title opinions or other investigations reflect title defects, the Company, rather than the mineral owner, typically is responsible to cure any such title defects at the Company's expense. If the Company were unable to remedy or cure title defect of a nature such that it would not be prudent to commence drilling operations on the property, the Company could suffer a loss of its entire investment in such property. The Company's properties are subject to customary royalty, overriding royalty, carried, net profits, working and other similar interests, liens incident to operating agreements, liens for current taxes and other burdens. In addition, the Company's credit facility is secured by certain oil and natural gas interests and other properties of the Company.

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

Environmental enforcement efforts with respect to natural gas and oil operations recently have increased and it can be anticipated that such regulation will expand and have a greater impact on future natural gas and oil operations. There is no assurance that laws and regulations enacted in the future will not adversely affect the Company's exploration for, and production and transmission of, oil and natural gas. Such legislation and/or actions of local, state and federal governments could have a material adverse effect on the Company in the future. Management believes that the Company has complied in all material respects with applicable regulatory requirements of the states in which it operates. To date, the Company has received no material notice of violation or complaint concerning its compliance with federal, state or local laws respecting the environment. There can be no assurance, however, that the Company's business operations will not result in violations of environmental laws or related liabilities in the future.

STATE REGULATION. Natural gas and oil operations are regulated by an agency of state government in every state of the United States. Many state authorities require permits for drilling operations, drilling bonds and reports concerning operation and impose other requirements relating to the exploration and production of oil and gas. Some states also have statutes or regulations addressing conservation matters, including provisions for the pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations also may limit the rate at which oil and gas can be produced from certain properties. In Ohio and West Virginia, where most of the Company's natural gas and oil properties are located, such regulation is by the Ohio Department of Natural Resources and the West Virginia Division of

Environmental Protection Office of Oil and Gas, respectively. Each of these agencies has been granted broad regulatory and enforcement powers which are likely to create additional financial and operational burdens on natural gas and oil operations like those of the Company. Ohio and West Virginia also have enacted other pollution and environmental control laws which have become increasingly burdensome in recent years.

FEDERAL REGULATION. The Company's sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation. The Federal Energy Regulatory Commission ("FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. In the past, the federal government has regulated the prices at which oil and natural gas can be sold. While sales by producers of natural gas and all sales of oil and natural gas liquids currently can be made at uncontrolled market prices, Congress could reenact price controls in the future.

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

OFFICES AND EMPLOYEES

The Company's administrative offices are located at Suite 200, 280 Fort Sanders West Boulevard, Knoxville, Tennessee, 37922. At this office, all executive management, financial, accounting and general administrative functions for the Company and its Affiliated Drilling Partnerships are performed. The Company's main field office is located at 217 Second Street, Marietta, Ohio. Geological, engineering and exploration and production activities are coordinated from the Marietta office.

As of March 24, 1999, the Company had 20 full-time and three part-time employees. As drilling production activities increase, the Company intends to hire additional technical, operational and administrative personnel as appropriate. None of the Company's employees are represented by any labor union. The Company believes its relations with its employees are good. From time to time, the Company uses the services of independent consultants and contractors to perform various professional services, particularly in the area of drilling services, water hauling, acquisition of leases and lease options, construction, design, well-site surveillance, permitting and environmental assessment. The Company believes that this use of third-party service providers enhances its ability to contain general and administrative expenses.

ACTIVITIES WITH AFFILIATED DRILLING PARTNERSHIPS

The Company operates approximately 110-miles of gas gathering systems servicing its primary areas of operation in Ohio and West Virginia. A portion of the gas gathering systems (approximately 92 miles of pipeline) is owned by a Tennessee limited partnership (the "Pipeline Operating Partnership") which is comprised of the Company, as managing general partner owning a 28.74% general partner interest, and a single limited partner which is a Tennessee limited partnership (the "Pipeline Income Partnership") for which the Company also serves as managing general partner. The Pipeline Income Partnership was syndicated by EFC and capitalized with investor funds raised in a private offering conducted in 1992 and 1993.

The Affiliated Drilling Partnerships have engaged in primarily development drilling in southeastern Ohio and southern West Virginia. All of the Affiliated Drilling Partnerships were structured in a similar fashion. The Affiliated Drilling Partnerships typically enter into a joint venture with the Company to drill and develop the wells (the "ADP Wells.") The joint venture is evidenced by a joint drilling and operating agreement (the "JDOA") between the Company, as participant, project manager and driller-operator, and the Affiliated Drilling Partnership, as participant. Pursuant to the JDOA, drillsites are selected by the Company from its lease inventory. The Company is obligated to contribute drillsites to the joint ventures evidenced by the JDOA for each Affiliated Drillings Partnership on a drillsite-by-drillsite basis. No Affiliated Drilling Partnership has any right to develop any acreage "proved up" by the drilling of a well on its drillsite. The Company, as driller-operator, has discretion under the JDOA to select the target geological formation and depth of the ADP Wells to be drilled, and to make all operational decisions regarding drilling, completion (if warranted) or plugging and abandonment of the ADP Wells.

ADP Wells are drilled on a "functional allocation" basis. Pursuant to this arrangement, the Affiliated Drilling Partnership contributes to the joint venture drilling funds for intangible drilling costs in exchange for direct ownership of a working interest in the ADP Wells. The Company, on the other hand, contributes the drillsite, tangible well equipment, excess intangible drilling funds in the event of cost overruns and services in exchange for direct ownership of a working interest in the ADP Wells. The allocation of the percentage of the working interest owned between the Affiliated Drilling Partnership and the Company varies somewhat from program to program, but is generally based on the Company's estimate of the relative value contributed. The Company's direct ownership of the working interest of an ADP Well ranges in various Affiliate Drilling Partnerships from approximately 7.0% to 20.0%. Under the JDOA, the Company, in its capacity as driller-operator under the JDOA, agrees to drill and complete (if warranted) or plug and abandon the ADP Wells on a "turnkey" basis for a "fixed price" or "adjustable fixed price" (based on depth of the well and number of zones stimulated). If actual well development costs exceed the "turnkey price" or "adjustable turnkey price," the Company may experience a loss on drilling operations. However, if actual drilling costs are less than the "turnkey price" or "adjustable turnkey price" received, the Company may realize a profit. Typically under a JDOA, the drilling funds are pre-paid to the Company, in its capacity as driller-operator, to allow the Company the opportunity to inventory drill sites, maintain a field office and line up drilling rigs, related equipment and crews.

After ADP Wells are drilled and completed in its primary field of operations, a flow line is constructed and the well is hooked up to the Company's gas gathering system so that natural gas produced from the wells can be transported to market. The Company is responsible for managing all production operations concerning the wells and the gas gathering system. Such operations on the wells include equipment repairs and maintenance, well swabbing, production chart reading, accounting and administration.
For performing such services, the Company generally receives a monthly, per-producing-well "tending" fee, is reimbursed, generally at cost, for equipment and generally charges standard rates for services provided to the wells. With respect to the gas gathering system, the Company maintains and repairs the equipment, monitors and reads gas meters, negotiates gas sales contracts and otherwise manages the system. For performing these services, the Company currently receives from the Pipeline Operating Partnership a monthly fee and is reimbursed for materials, services and administrative overhead contributed toward managing the system. The Company believes that the monthly fee is adequate compensation for the services provided to the Pipeline Operating Partnership. The Company, as the managing general partner in the Pipeline Operating Partnership, maintains a 28.74% interest in such partnership entitling it to 28.74% of the net revenues of the Pipeline Operating Partnership. The remaining 71.26% interest in the Pipeline Operating Partnership is owned by an affiliated limited partnership (the "Pipeline Income Partnership") of which the Company serves as general partner and owns a 3.5% interest.

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

Torrey, Jr., Chief Executive Officer of the Company, and Robert L. Remine, Chief Financial Officer of the Company, are each licensed agents and principals of EFC. Messrs. Torrey and Remine founded EFC in 1985. EFC has five additional licensed sales agents. EFC maintains offices adjacent to the Company offices in Knoxville, Tennessee.

At times, EFC has served as placement agent for the private placement of the Company's securities, including, common stock, preferred stock and partnership interests in Affiliated Drilling Partnerships. For these services, EFC has received placement fees and sales commissions. The Company believes these fees and commissions are consistent with NASD requirements and commensurate with what would be charged by unrelated firms performing similar services.

ITEM 2. DESCRIPTION OF PROPERTY.

COMPANY OIL AND NATURAL GAS ASSETS

As of December 31, 1998, the Company partially owned and operated approximately 468 gross wells (403.4 net) and partially owned and operated approximately 110 miles of natural gas gathering systems. The Company has 144,948 gross acres (122,210 net) of oil and natural gas leases in Ohio and West Virginia in the heart of the Appalachian Basin. For the year ended December 31, 1998, the Company had net average daily paid production of approximately 2.99 MMcfed. As of the date of this Form 10-KSB, the Company's gross production of natural gas exceeded 3.0 MMcfed.

Following is a general summary of the Company's primary natural gas and oil assets.

The Company acquired approximately 17,000 lease acres (the "Beaver Lease") in Raleigh County, West Virginia on which the Company has drilled 28 wells. The Company plans to continue drilling the Beaver Lease for its own account and to exploit other similar opportunities in the area. The Company also has production on approximately 1,700 additional acres in Wood, Gilmer and Ritchie Counties, West Virginia.

In 1998 the Company acquired approximately 32,000 lease acres on which to develop coalbed methane gas in Raleigh County, West Virginia. The Company has not commenced drilling of these leases to date. However, permits have been issued and the Company anticipates drilling 5 to 10 coalbed methane wells to meet minimum drilling obligations in 1999.

The Company acquired lease acres on which to drill natural gas and oil wells on approximately 60,000 acres of mostly contiguous property located in Fayette and Raleigh Counties, West Virginia. The Company acquired the drilling rights in December 1998 and has not yet commenced drilling activities. The lease agreement contains a minimum drilling commitment to maintain the lease and the Company plans to drill the initial two wells to meet the current commitment on this lease in March of 1999.

The Company acquired a variety of leases in southeastern Ohio. The leases consist of what the Company calls "fields," for example the Simmons field (the "Simmons Field"), comprised of approximately 9,000 acres of oil and natural gas properties, the Bartlett, Torch and Churchtown fields, all of which are accumulations of many small lease tracts from individual owners into relatively contiguous field operation areas, and the Viking field, which is an accumulation of approximate 2,000 acres (the "Viking Field"). All of these areas are located in Washington, Athens, Morgan and Meigs Counties, Ohio.

GAS GATHERING SYSTEMS. Throughout its various fields of operation in Ohio and West Virginia, the Company partially owns and operates approximately 110-miles of pipeline and natural gas gathering systems of which approximately 92 miles are owned by the Pipeline Operating Partnership. Substantially all wells drilled and completed by the Company are connected to these natural gas gathering systems which collects the natural gas from the wells, sends it through one or more compressor stations to enhance transportability and delivers it to interstate pipeline carriers.

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

The following table summarizes information with respect to the estimated net proved oil and natural gas reserves as reviewed, evaluated and certified by the independent engineers and/or a geologist attributable to the Company's interests in oil and natural gas properties as of December 31, 1998, 1997 and 1996. The year-end reserve report for December 31, 1996 was prepared by Kim A. Walbe, independent certified geologist. The year-end reserve reports for December 31, 1997 and December 31, 1998 were prepared by Wright & Company, Inc., independent certified petroleum engineers.

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

                                          TOTAL ESTIMATED NET RESERVE QUANTITIES
                                                                    AT DECEMBER 31,
                                             ----------------------------------------------------------------
                                                  1998                   1997                        1996
                                             --------------         --------------              -------------
COMPANY - TOTAL
---------------
Total Proved Reserves:<F1>
  Oil (Bbls)                                        44,554                   23,624                    16,736
  Natural Gas (Mcf)                             43,493,054               30,609,977                15,692,300
  Equivalent Bbls (BOE)<F2>                      7,293,396                5,125,287                 2,632,120
  Equivalent Mcf (Mcfe)<F2>                     43,760,378               30,751,721                15,792,716
Total Proved Undeveloped Reserves:<F1>
  Oil (Bbls)                                            --                       --                        11
  Natural Gas (Mcf)<F2>                         27,502,100               19,417,960                14,543,536
  Equivalent Bbls (BOE)<F2>                      4,583,683                3,236,327                 2,423,934
  Equivalent Mcf (Mcfe)<F2>                     27,502,100               19,417,960                14,543,602
Total Proved Developed Reserves:<F1>
  Oil (Bbls)                                        44,554                   23,624                    16,725
  Natural Gas (Mcf)                             15,990,954               11,192,017                 1,148,764
  Equivalent Bbls (BOE)<F2>                      2,709,713                1,888,960                   208,186
  Equivalent Mcf (Mcfe)<F2>                     16,258,278               11,333,761                 1,249,114

---------------------

<F1> Reserves are net to the Company's interest.  Applicable royalties have been deducted from these volumes.
<F2> After conversion on the basis of 6.0 Mcf of natural gas to 1.0 barrel of crude oil.

The Company's estimated proved reserves have not been filed with or included in reports to any federal agency.

DISCOUNTED PRESENT VALUE OF FUTURE NET REVENUES

The following table represents the estimated future net revenues and the present value of the future estimated net reserves discounted at a rate of 10% per year from the proved developed producing, proved developed non-producing and proved undeveloped reserves of the Company.

With respect to the table below, the Estimated Discounted Present Value Future Net Cash Flows from Proved Oil and Gas Reserves is computed assuming a constant net price of $9.00 per barrel of oil and $2.80 per Mcf of natural gas. For the fiscal year ended December 31, 1998, gross natural gas prices received by the Company for its natural gas ranged from $1.64 to $3.98 per Mcf before royalties and gathering and transportation costs.

                        ESTIMATED DISCOUNTED PRESENT VALUE OF FUTURE NET CASH FLOWS
                                FROM PROVED OIL AND NATURAL AS RESERVES
                                                                   AT DECEMBER 31,
                                             --------------------------------------------------------------
                                                 1998                      1997                     1996
                                             ------------              -----------              -----------
COMPANY - TOTAL
---------------
Proved Developed Producing
  Oil (Bbl)                                        44,554                   23,624                   13,859
  Natural Gas (Mcf)                            14,589,660                7,475,526                  943,584
Proved Developed Non-Producing
  Oil (Bbl)                                            --                       --                    2,866
  Natural Gas (Mcf)                             1,401,294                3,716,491                  205,180
Proved Undeveloped
  Oil (Bbl)                                            --                       --                       11
  Natural Gas (Mcf)                            27,502,100               19,417,960               14,543,536

Estimated Future Net Cash Flows
Before Income Taxes
  Proved Producing                            $30,863,380              $20,212,160              $ 2,356,125
  Proved Non-Producing                          2,452,715                9,575,898                  362,073
  Proved Undeveloped                           44,136,160               41,354,112               33,605,186
                                              -----------              -----------              -----------
Total                                         $77,452,255              $71,142,170              $36,323,384
                                              ===========              ===========              ===========






Estimated Future Net Cash Flows
Before Income Taxes Discounted at 10%
  Proved Producing                            $15,852,520              $ 9,703,797              $ 1,434,504
  Proved Non-Producing                            876,363                4,748,113                  227,129
  Proved Undeveloped                           14,032,700               17,909,290               19,665,164
                                              -----------             ------------              -----------
Total                                         $30,761,583              $32,361,200              $21,326,797
                                              ===========              ===========              ===========

For additional information concerning the discounted future net cash flows to be derived from the Company's reserves, see the Supplemental Information to Consolidated Financial Statements incorporated herein.

In accordance with applicable requirements of the Securities and Exchange Commission, estimates of the Company's proved reserves and future cash flows are made using sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides otherwise). Estimated quantities of proved reserves and future cash flows therefrom are affected by natural gas and oil prices, which have fluctuated widely in recent years.

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

PRODUCING WELLS

The following table sets forth certain information regarding the Company's ownership, as of December 31, 1998, of productive wells in Ohio and West Virginia. For purposes of this table, productive wells are producing wells and wells capable of production. A gross well is a well in which a working interest is owned by the Company. The number of gross wells is the total number of wells in which the Company owns a working interest. A net well is deemed to exist when the sum of the fractional ownership interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned by the Company in gross wells expressed as whole numbers and fractions thereof.

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

                                      PRODUCTIVE WELL SUMMARY
                                    OIL                       NATURAL GAS                    TOTAL
                           ---------------------        -----------------------        ----------------
    REGION                  GROSS           NET         GROSS<F1>          NET          GROSS      NET
    ------                 -------         -----        ---------         -----        -------    -----
Ohio                          9             5.7           414             363.9          423      369.6
West Virginia                 1             1.0            44              32.8           45       33.8
                             --             ---           ---             -----          ---      -----
Total                        10             6.7           458             396.7          468      403.4
                             ==             ===           ===             =====          ===      =====
--------------------------------

<F1> Of the wells reported, 304 gross wells had multiple completions or were producing from more than one geological formation.

PRODUCTION VOLUMES, AVERAGE PRICES AND PRODUCTION COSTS

The following table sets forth certain information regarding the production volumes of, average sales prices received for, and average production costs associated with, the Company's sales of oil and natural gas for the periods indicated.

                                                                      AT DECEMBER 31,
                                            -----------------------------------------------------------------
                                                 1998                      1997                       1996
                                            --------------            --------------             ------------
NET PRODUCTION:
  Oil (Bbls)                                       7,859                     1,158                       957
  Natural Gas (Mcf)                            1,045,201                   321,264                   109,120
  Total (BOE)                                    182,059                    54,702                    19,144
  Total (Mcfe)                                 1,092,355                   328,212                   114,862

AVERAGE SALES PRICE:
  Oil ($/Bbl)                                     $11.74                    $18.06                    $19.41
  Natural Gas ($/Mcf)                               2.41                      2.43                      2.48

AVERAGE PRODUCTION LIFTING COST:
  ($/Mcfe) <F1>                                     $.61                      $.84                     $1.49

--------------------

<F1> Includes direct lifting costs (labor, repairs and maintenance, materials and supplies) and property and severance taxes.

The production volumes set forth in the table above reflect net production volumes from Company well interests after reduction for gas pipeline shrinkage and compressor use (approximately 7% of total gross production) and after reduction for landowner and overriding royalties (approximately 15% of production delivered for sale). The oil and gas sales amount set forth in the Company's Consolidated Statement of Operations for the years presented represents the sale of oil and gas production actually delivered (after reduction for line shrinkage and compressor use) and sold for the Company's account (excluding revenues payable to landowner and overriding royalty interests).

The information presented in the above tables for 1997 and 1996 has been adjusted to be consistent with the current year presentation.

DEVELOPMENT, EXPLORATION AND ACQUISITION EXPENDITURES

The following table sets forth certain information regarding the costs incurred by the Company in its development, exploration and acquisition activities on its Ohio and West Virginia properties during the periods indicated.

                                                            YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------
                                              1998                     1997                       1996
                                         --------------           --------------            --------------
Development Costs                          $ 6,607,991              $ 5,683,356               $ 1,066,814
Exploration Costs                              218,369                   84,616                   288,376
Property Acquisition Costs                   4,560,556                1,535,173                    72,640

RECENT DRILLING ACTIVITIES

The Company has drilled or participated in the drilling of wells in its Ohio and West Virginia properties as set out in the table below for the periods indicated.

                                                    YEAR ENDED DECEMBER 31,
                         -------------------------------------------------------------------------------------
                                 1998                          1997                             1996
                         --------------------         --------------------             -----------------------
                         GROSS            NET         GROSS            NET             GROSS             NET
                         -----            ---         -----            ---             -----             ---
OHIO
----
DEVELOPMENT WELLS
Oil                        0                0           0.0             0.0              0.0             0.0
Natural Gas               16             15.7           8.0             3.8             17.0             3.5
Dry                        0                0           0.0             0.0              1.0             0.2
                          --             ----          ----            ----             ----            ----
Total                     16             15.7           8.0             3.8             18.0             3.7







EXPLORATORY WELLS
Oil                        0                0           0.0             0.0              0.0             0.0
Natural Gas                0                0           1.0             0.1              1.0             0.1
Dry                        0                0             0             0.0              0.0             0.0
                          --             ----          ----            ----             ----            ----
Total                      0                0           1.0             0.1              1.0             0.1

WEST VIRGINIA
-------------
DEVELOPMENT WELLS
Oil                        0                0           0.0             0.0              0.0             0.0
Natural Gas                4                4          24.0            20.1              4.0             0.8
Dry                        0                0           3.0             3.0              0.0             0.0
                          --             ----          ----            ----             ----            ----
Total                      4                4          27.0            23.1              4.0             0.8

EXPLORATORY WELLS
Oil                        0                0           0.0             0.0              0.0             0.0
Natural Gas                0                0           1.0             1.0              0.0             0.0
Dry                        0                0           0.0             0.0              0.0             0.0
                          --             ----          ----            ----             ----            ----
Total                      0                0           1.0             1.0              0.0             0.0

As of March 24, 1999, the Company was in the process of drilling one well in southeastern Ohio, and was preparing several locations for drilling in Ohio and West Virginia.

OIL AND NATURAL GAS LEASES

LEASEHOLD ACREAGE. As of December 31, 1998, the Company owned or controlled oil and natural gas leasehold acres located in Washington, Athens, Meigs and Morgan Counties, Ohio, and in Gilmer, Ritchie, Wood and Raleigh Counties, West Virginia, and coalbed methane leasehold acreage in Fayette and Raleigh Counties, West Virginia.

The following table sets forth certain information regarding the Company's developed and undeveloped leasehold acreage as of December 31, 1998.

                             LEASEHOLD ACREAGE
                              DEVELOPED                    UNDEVELOPED                          TOTAL
                         -------------------         ---------------------            ------------------------
REGION                   GROSS           NET         GROSS             NET             GROSS             NET
------                   -----           ---         -----             ---             -----             ---
Ohio                     29,369        17,064         4,359           4,359             33,728          21,423
West Virginia            18,766        14,093        92,454          86,694            111,220         100,787
                         ------        ------       -------          ------            -------         -------
Total                    48,135        31,157        96,813          91,053            144,948         122,210
                         ======        ======       =======          ======            =======         =======

For purposes of this above table, Developed Acreage is defined as acreage that is held by existing production, has no further drilling obligations or delay rentals due and embodies, in its aggregate, off setting drilling locations.

Substantially all of the Company's Ohio and West Virginia leases are subject to landowner royalties of 12.5% and, occasionally, subject to additional overriding royalty interests ranging from 1.8% to 7.5%. Thus, the net revenue interest of the Company's Ohio and West Virginia leases generally ranges from 87.5% to 80.0%.

ITEM 3. LEGAL PROCEEDINGS.

Neither the Company, its properties, nor any of its directors or officers, is involved in any material litigation or administrative proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of 1998, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.


                                  PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is quoted on the Nasdaq SmallCap Market under the ticker symbol "EGAS."

On June 17, 1998, the Board of Directors authorized the Company to repurchase up to a total of 100,000 shares of its Common Stock in open
market transactions if management deemed it prudent to do so.   The Company
has not repurchased any shares through December 31, 1998. Repurchase of common stock is contingent upon market conditions. The Company has set June 17, 1999 as the expiration date for the repurchase program. No share purchases are contemplated at this time.

The following table sets forth the high and low sale prices for the Company's common stock for the periods indicated, all as reported by the Nasdaq SmallCap Market:

                                                                  HIGH            LOW
                                                                  ----            ---
     Year Ended December 31, 1998:
          First Quarter . . . . . . . . . . . . . . . . . .      $10.25         $ 9.00
          Second Quarter. . . . . . . . . . . . . . . . . .       11.00           8.88
          Third Quarter . . . . . . . . . . . . . . . . . .        9.25           5.25
          Fourth Quarter. . . . . . . . . . . . . . . . . .        6.94           4.38

     Year Ended December 31, 1997:
          First Quarter . . . . . . . . . . . . . . . . . .      $   --         $   --
          Second Quarter. . . . . . . . . . . . . . . . . .        9.81           6.75
          Third Quarter . . . . . . . . . . . . . . . . . .        9.25           8.00
          Fourth Quarter. . . . . . . . . . . . . . . . . .       11.50           8.00

The estimated number of holders of common stock of the Company was approximately 1,600 as of March 24, 1999.

The Company has not paid any dividends on its common stock and currently intends to retain earnings for the future operation and development of its use in its business. Therefore, the Company does not expect to declare cash dividends in the foreseeable future.

In August of 1998, the Company initiated a private placement offering of up to 700,000 shares of 9% redeemable convertible preferred stock at an issue price of $7.50 per share. In November of 1998, the offering was amended to offer up to 800,000 shares of preferred stock at an issue price of $6.50, subject to downward adjustment if the price of the Company's common stock closed at less than $6.50 per share as of the termination of the offering. The offering was terminated on December 18, 1998, and the issue price of the preferred stock was adjusted to $5.50 per share to reflect the closing price of the Company's common stock as of such date. The Company raised $847,707, net of issue costs of $117,793, and sold 175,547 shares of preferred stock under the offering.

The shares of 9% redeemable convertible preferred stock have a liquidation and dividend preference over the Company's common stock and are convertible to common stock at the option of the holder at any time at a rate of one share of common stock for each share of preferred stock. The preferred stock automatically will convert to common stock if the Company is acquired or is the subject of a business combination in which substantially all assets of the Company are acquired by unaffiliated purchasers or greater that 50% of the outstanding beneficial interest of the Company's common stock is acquired by unaffiliated purchasers ("Business Combination").

The holders of the shares of preferred stock may require the Company to redeem the preferred stock if, at any time before October 1, 1999, the Company publicly announces that it will be acquired or is the subject of a Business Combination. The redemption price in such an event will be 100% of the issue price of the preferred stock plus accrued and unpaid dividends.

The shares of preferred stock are redeemable at the sole option of the Company at any time after September 30, 1999, provided the average trading closing price for the Company's common stock exceeds 130% of the original issue price of the preferred stock over any five consecutive trading day period commencing after September 30, 1999. The redemption price for the preferred stock will be 100% of the issue price for the preferred stock, plus accrued but unpaid dividends. The Company will provide the holders of preferred stock 30 days written notice of its intent to redeem the preferred stock during which time the holders of preferred stock may, at their option, convert their preferred stock to common stock.

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

Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, changes in production volumes, worldwide demand and commodity prices for petroleum natural resources; the timing and extent of the Company's success in discovering, acquiring, developing and producing natural gas and oil reserves; risks incident to the drilling and operation of natural gas and oil wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; the effect of hedging activities; conditions in the capital markets; and the effects of the Year 2000 issues on the Company's business. Other risks are discussed elsewhere in this Form 10-KSB, including those risks described under the headings "Description of Business--Market for Oil and Gas," "--Regulation and Environmental Matters" and "--Operating Hazards and Uninsured Risks."

OVERVIEW

The Company is an independent oil and gas company organized as a Tennessee corporation in 1990 and engaged in and focused exclusively on the exploration, development, production and acquisition of natural gas
properties and to a limited extent oil in the Appalachian Basin.   Since
its inception, the Company has drilled over 200 wells in the Appalachian Basin with more than a 90% completion rate. The Company initially drilled wells primarily for Affiliated Drilling Partnerships retaining only a small portion of each for the Company. During the last two years since going public, the Company has grown primarily through opportunistic acquisitions of Appalachian properties for its own account and the subsequent drilling development, exploitation and exploration of these properties, resulting in significant increases in its reserves and production. In 1998, 95% of the Company's production was natural gas. In January 1997, the Company shifted its focus from being primarily a driller-operator for limited partnerships in which it took a small working interest to an independent energy company developing reserves for its own account. Daily net paid production for 1998 was approximately 2.99 MMcfed. The Company drilled 20 gross wells in 1998 (19 net to the Company), of which all were successfully completed. According to the year-end reserve report prepared by the Company's independent certified petroleum engineers, Wright & Company, the Company as of December 31, 1998 had proven natural gas reserves of approximately 43.8 Bcfe with a SEC PV-10 of approximately $30.8 million. Proven reserves have increased 42.3% for 1998 compared to the amount reported for 1997 as a direct result of successful drilling and acquisitions. SEC PV-10 proven reserve value has decreased 4.94% in 1998 compared to 1997 despite the increase in total reserves as a result of the decrease in the price of the natural gas commodity.

The Company's future growth is expected to be driven by development, exploitation and controlled exploration drilling on its existing properties and the continuation of an opportunistic acquisition strategy in the Appalachian Basin region. The Company has over 150 developmental well sites to drill on its existing leasehold acreage. All of these sites are located in fields with established production histories.

In December 1998, the Company competed the private placement of 175,547 shares of 9% redeemable convertible preferred stock of the Company at a price of $5.50 per share. Net offering proceeds were $847,707. See "Market For Common Equity and Related Stockholder Matters" for a description of the terms of the preferred stock.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

FINANCIAL CONDITION

Total assets increased $8,902,709 or 55.2% from December 31, 1997 to December 31, 1998 primarily due to a $10,563,876 net increase in oil and gas properties and after an offsetting decrease of $1,653,195 in current assets.

Current assets for the year ended December 31, 1998 decreased $1,653,195 to $1,666,856, or a 49.8% decrease compared to current assets for the year ended December 31, 1997. The decrease in current assets is due primarily to a decrease in cash of $1,656,567 to $595,749 or 73.5% for the year ended December 31, 1998. This is due to the Company's continued expenditures of cash for drilling and development of wells in its Beaver Lease and Churchtown lease areas as well as enhancement efforts and development of wells in its Simmons Field and Viking Field. See "--Cash Flow from Operations, Investing and Financing Activities" for further discussion.

Oil and gas properties for the year ended December 31, 1998 increased $10,563,876 to $20,264,760 or 108.9% from the amount reported at December 31, 1997. The increase is primarily a result of continued successful drilling activity for the Company's own account, and the acquisition by the Company of oil and gas lease interests in proven properties.

The Company increased capital expenditures for drilling and well related equipment from December 31, 1997 to December 31, 1998 in the amount of $3,256,434. The increase is primarily a result of increased Company drilling and the acquisition of oil and gas equipment of approximately $980,000 from Viking Resources Corporation in June of 1998.

Proven properties increased $8,619,025 to $13,165,858 or 189.6% from the amount reported at December 31, 1997. The increase is primarily due to the acquisition by the Company of oil and gas leases interests in proven properties and the capitalization of intangible drilling costs (approximately $5,031,559) associated with the Company drilled wells. In May 1998, the Company acquired from certain individuals the working interest and overriding royalty interest in certain natural gas wells operated by the Company in southeastern Ohio. The total purchase consideration for the well interests was $227,740 comprised of $106,197 (10,114 shares) in Company common stock and $121,543 in cash. In June 1998, the Company purchased approximately $773,000 in proven properties from Viking Resources Corporation. In the third quarter of 1998, the Company purchased all of the working interests in a total of 145 gross natural gas or oil wells located in southeastern Ohio in consideration for cash and Company common stock. The aggregate purchase price was $2,223,941 comprised of $1,716,748 in Company common stock (221,453 shares) and $507,193 in cash.

Total liabilities increased $6,708,242 or 308.5% from December 31, 1997 to December 31, 1998, due primarily to an increase in long-term debt of $7,565,774. See "--Liquidity & Capital Resources" for further discussion. This increase in long-term debt was used primarily to fund the drilling, development and enhancement efforts on Company wells described above, as well as for acquisitions of oil and gas properties. Current liabilities decreased $857,532 to $1,179,084 or 42.1% from December 31, 1997 to
December 31, 1998 primarily due to a decrease in accounts payable and accrued expenses of $724,071 to $632,677 at December 31, 1998, a decrease of 53.4%.

RESULTS OF OPERATIONS

For the year ended December 31, 1998, the Company had a net loss after tax of $394,428, compared to net loss after tax of $367,281 for the year ended December 31, 1997.

For the year ended December 31, 1998, total net revenues increased $1,187,828 or 53.2% from $2,232,670 to $3,420,498 for the same period in
1997 due primarily to an increase in oil and gas revenue, and after an offsetting decrease in turnkey revenue, management fees and other revenue.

For the year ended December 31, 1998, net turnkey revenue decreased $408,624 or 85.9% as compared to the amounts reported for the year ended December 31, 1997. Net turnkey revenue is drilling profit recognized upon the drilling to total depth of wells in Affiliated Drilling Partnerships. The Company drilled to total depth 12 gross wells attributable to Affiliated Drilling Partnerships for which turnkey revenues were recognized for the 12 months ended December 31, 1997. In 1998, the Company drilled to total depth and recognized revenue for only one gross well for the 1998 Affiliated Drilling Partnership. This is a decrease of 11 gross wells for the year ending December 31, 1998.

Oil and gas revenue increased $1,798,919 to $2,597,875 for the year ended December 31, 1998, an increase of 225.2% over that reported as of December 31, 1997. This increase is consistent with the Company's changing focus to drilling wells for its own account. The increase in oil and gas revenue is a result of the higher number of wells drilled for the Company's own account, the purchase of proven producing properties from Lomak and Viking Resources Corporation in November 1997 and May 1998, respectively, and the purchase of working interests and overriding royalty interests in the third quarter of 1998, all resulting in increased production and revenues. Net paid production increased from approximately 0.9 MMcfed in 1997 to approximately 3.0 MMcfed in 1998. The Company has concluded that certain of the wells it initially drilled on the Beaver Lease are in need of substantial remediation to achieve desired rates of production. The remediation project is in the process of being designed and is expected to commence in the later part of 1999 if capital funds become available. The cost of the remediation project is not yet known.

Management anticipates continued growth in oil and gas revenues; however, management does not expect the growth to continue at the same high levels reflected in 1998. The continued growth of the Company's oil and gas revenues and reserves will be dependent on future drilling success, capital raising efforts and the pricing of the Company's primary commodity product, natural gas.

Management fees for the year ended December 31, 1998, decreased $119,004 to $145,586, a decrease of 45.0% over that reported as of December 31, 1997. This decrease is result of the purchase of the working interests owned by Affiliated Drilling Partnerships discussed earlier and the reduction in the management fee charged to the Pipeline Operating L.P. from $5,000 per month in 1997 to $2,500 per month in 1998. This decrease in management fees is expected to continue.

Other revenue decreased $83,463 for the year ended December 31, 1998, a decrease of 12.0% over that reported for the same period in 1997. This decrease is due primarily to a decrease in the gross operating commission revenue earned by EFC of approximately $32,465 to $463,666, a decrease of 7.0% over that reported for the same period in 1997. EFC has been a profitable segment of the Company's operation. For the year ended December 31, 1998, EFC had a net loss of approximately $7,000. The Company expects EFC to be marginally profitable in 1999. If EFC is not profitable at year end 1999, management will evaluate the continued viability of EFC. See "Description of Business--Activities of Equity Financial Corporation" for further discussion of EFC. Interest income decreased approximately $116,298 due to the decrease in the Company's cash balances, and transportation revenue increased approximately $82,173 due to increased production and transportation rates.

Total operating expenses increased $1,134,599 or 40.1% for the year ended December 31, 1998 over the year ended December 31, 1997. This increase is due primarily to an increase in production expenses associated with the larger number of wells now operated of $386,465 or 140.8%, an increase in exploration costs associated with increased drilling of $125,908 or 163.9%, and an increase in depreciation, depletion and amortization expense associated with the larger number of net wells now owned by the Company of $994,518 or 178.5%. These increases are due to the increase in Company owned and operated wells as discussed above.

General and administrative (G&A) expenses decreased $659,273 to $1,156,890 or 36.3% for the year ended December 31, 1998. This net decrease is primarily a result of the change in business plan of the Company to drill primarily for the account of the Company. Certain costs directly related to drilling of Company wells have been included in the cost of oil and gas properties. An offsetting increase in G&A expenses is due primarily to the inclusion of EFC's G&A of approximately $464,758 into the G&A costs of the Company, an increase in expense of $62,313 over that reported for the same period in 1997.

Other income and expense changed from a net income of $48,195 for the year ended December 31, 1997 to a net expense of $85,481 for the year ended December 31, 1998. The change is primarily a result of an increase in program reimbursements of $112,453. This cost fluctuates based on production of partnership wells for which the Company is the managing general partner and, absent successful remediation efforts, will continue at a similar amount during 1999. The Company is evaluating the cost effectiveness of these remediation efforts.

CASH FLOW FROM OPERATIONS, INVESTING AND FINANCING ACTIVITIES

The Company provided $244,823 of net cash flow from operating activities for year ended December 31, 1998 and used $1,778,762 of net cash flow from operating activities for the same period in 1997. Cash was absorbed by a loss of $394,428 and a loss of $367,281 for the year ended December 31, 1998 and 1997, respectively. Cash was absorbed by a decrease in drilling advances of $1,335,124 for the year ended December 31, 1997. Cash was used by a decrease in accounts payable and accrued expenses of $724,071 for the year ended December 31, 1998. Cash was provided by a decrease in accounts receivable and amounts due from partnerships of $139,876 for the year ended December 31, 1998. Cash was used by an increase in accounts receivable and other assets of $456,070 and $167,123, respectively, for the year ended December 31, 1997. The decrease in accounts receivable for the year ended December 31, 1997 was a result of the collection of the year-end Affiliated Drilling Partnership receivable. The decrease in other assets was due to the prepaid stock offering costs of $265,948 being charged against the common stock account when the Company's public offering closed. Cash was provided for the year ended December 31, 1997 by an increase in accounts payable and accrued expenses of $323,286. Cash was provided by depreciation, depletion and amortization (DDA) of $1,551,685 and $557,167 in 1998 and 1997, respectively. The increase in DDA is a direct result of increased drilling and gas operations.

For the year ended December 31, 1998, cash flows used for investing activities increased from $7,117,384 for the year ended December 31, 1997 to $10,099,654. The primary investment activities for the year ended December 31, 1998 were purchases of proven properties of $6,839,114, purchases of wells and related equipment of $3,256,434, purchases of other property and equipment of $30,951 and contributions to Affiliated Drilling Partnerships of $34,510. The only cash flow from investing activities for the year ended December 31, 1998 were distributions from Affiliated Drilling Partnerships of $77,006. The more significant uses of cash flows for investing activities for the year ended December 31, 1997 were purchases of proven properties of $4,129,663, purchases of wells and related equipment of $2,513,051, purchases of other property and equipment of $251,244 and contributions to Affiliated Drilling Partnerships of $318,100. The only significant cash flow from investing activities for the year ended December 31, 1997 were distributions from Affiliated Drilling Partnerships of $92,426.

Cash flows from financing activities decreased $2,899,131 or 26.1% to a level of $8,198,264 for the year ended December 31, 1998. The significant source of financing activities in 1998 was proceeds from incurring long-term debt in the amount of $7,599,093, and the net proceeds from the sale of 9% convertible redeemable preferred stock in the amount of $847,707.
The majority of the funds were used for the Company's continued development of its Beaver Lease and Churchtown lease area, enhancement efforts and development of the Simmons Field, the purchase of oil and gas wells and associated leases and equipment from Viking Resources Corporation and the acquisition of working interests from the Affiliated Drilling Partnerships discussed earlier. The primary cause of the decrease in cash flows from financing activities was the decrease in net proceeds from the issuance of common stock from $11,466,661 in 1997 to a net expense of $64,155 in 1998, a decrease of $11,530,816. The other significant uses of cash flows from financing activities were the payments on long-term debt of $166,780 and $439,391 in 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of funds has been net proceeds from the issuance of common stock in two offerings in 1997 raising approximately $11,200,000, net of costs, borrowing against the Company's Bank One credit facility in the amount of approximately $7,750,000, and the issuance of 9% convertible redeemable preferred stock raising approximately $847,707, net of offering costs. The proceeds from these sources have been spent on Company operations, including developing the Beaver Lease and the Simmons Field, the acquisition of proven producing properties from Viking Resources Corporation, the purchase of working interests and overriding royalty interests from certain individuals and Affiliated Drilling Partnerships and other developmental drilling activities in the southeastern Ohio and Southern West Virginia areas.

The Company expects turnkey revenues to remain level or decrease. There can be no assurance that the Company will realize any additional funds by the sponsoring of an Affiliated Drilling Partnership in 1999.

The Company intends to fund its budgeted capital expenditures in 1999 primarily from cash flow from operations and borrowings. The Company has in place a Bank One credit facility with a credit limit which has been expanded subsequent to December 31, 1998 by $1,000,000 to a total of $8,800,000 and upon which $7,749,776 was drawn down as of December 31, 1998. The Bank One credit facility is collateralized by a first lien on the Company's oil and natural gas properties. Interest is payable at prime plus 1.50% per annum. The Bank One credit facility includes a principal reduction of $75,000 per month commencing on September 1, 1999. The Company also has outstanding a note payable to SunTrust Bank in the principal amount of $500,000, collateraized by certain equipment, payable in monthly installments of principal and interest at 7.75% per annum, with unpaid principal balance due December 5, 2003. The Company is subject to various loan covenants in connection with its credit facilities including requirements on its tangible net worth, debt to tangible net worth, limits on partnership subsidies, restrictions on payment of dividends and general and administrative expenses.

The Company has experienced and expects to continue to experience substantial working capital requirements due primarily to the Company's active exploration and development programs. The Company plans to commence development of its coalbed methane leases in 1999. The Company believes that cash flow from operations and borrowings under existing or contemplated additional credit facilities should allow the Company to implement its present business strategy in 1999. If sufficient capital resources are not available to the Company, its drilling of new wells and property development activities would be substantially curtailed.

EFFECTS OF COMMODITY PRICING AND INFLATION

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

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

The Company's business is subject to certain federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, natural gas and oil, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years. Although the Company believes it is in substantial compliance with all applicable laws and regulations, the requirements imposed by laws and regulations may change. The Company is unable to predict the ultimate cost of compliance with these requirements. Inability to meet environmental requirements could materially adversely affect the Company's business, financial condition and results of operations. Compliance with governmental laws and regulations applicable to the Company has not had a material adverse effect on the earnings or competitive position of the Company to date. Future regulations may add to the cost of, or limit, drilling activity.

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

STATE OF READINESS. The Company is acutely aware of and has assessed and will continue to assess the impact of the Year 2000 issue on the Company's reporting systems and operations. The Year 2000 issue exists because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits would always be "19." Unless corrected, this shortcut may cause problems with some computer systems and equipment with embedded computer chips

The Company has developed a plan to identify those systems that could be effected by the Year 2000 problem. Management has identified and assessed the Year 2000 problem with respect to both information technology (I.T.) and non-information technology (Non-I.T.) system issues. Management has concluded that it has minimal Non-I.T. system issues which affect day to day operations. The primary I.T. Systems for the Company are its accounting software system and its geological/engineering software products.

The Company's current accounting system is not presently Year 2000 ready. The Company has, along with outside consultants, evaluated its current system in comparison with four alternative systems and has concluded that a
change in systems is required to assure readiness for the Year 2000.   The
new accounting (I.T.) software chosen is Sherware, Inc. which has been purchased at a cost of $2,740. Installation and data conversion to the new system will start in April 1999 and is expected to be fully operational by June 1999 at an all inclusive cost of approximately $5,000 to $7,000. This cost includes cost of software purchase, installation, conversion of data from the old to the new system and training of staff in the operation of the new system.

The Company uses two primary non-accounting software products, a specialized engineering software, the Aries System, for the evaluation of production and reserves and the GeoGraphix System geologic software for reservoir evaluation and modeling. The Company is advised by the manufacturers that both of these systems are currently Year 2000 compliant.

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

COST TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. As of March 24, 1999, the Company has spent approximately $10,000 on identifying and assessing the Year 2000 issue in connection with the Company's computer programs and applications, which includes extensive internal personnel hours in researching the Year 2000 issue and evaluating readiness. Financial expenditure on outside consultants to date has been minimal. As discussed above, the decision to change the Company I.T. accounting software system will be at a total estimated cost of approximately $5,000 to $7,000.
Total anticipated costs of Year 2000 compliance activities is not expected to exceed $25,000. This amount will be paid from the operating capital budget and would represent less than one percent of the Company's expected total general and administrative (G & A) expenses for the year.

Based on currently available information, management does not anticipate that the costs to address the Year 2000 issue will have a material adverse effect on the Company's financial condition, results of operations or liquidity. However, the extent to which the computer operations and other systems of the Company's important third parties are adversely affected could, in turn, affect the Company's ability to communicate with third parties and could have a material adverse effect on the operations of the Company.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES. The Company does not reasonably expect any material lost revenue as a result of the Year 2000 issue. The most likely worst case scenario would be a delay in financial analytical abilities of the Company in the event of a delay in implementing the new I.T. financial software system. Similar delays in third party vendor invoicing and/or gas marketing reporting and/or payment could be temporarily experienced. Management does not expect the Year 2000 to have a materially adverse effect on the Company's results of operation, liquidity or financial condition.

THE COMPANY'S CONTINGENCY PLAN. The Company is implementing its new internal accounting system and expects it and all other internal systems to be fully Year 2000 compliant and tested by June 1999. At that time, the Company will evaluate further the need and extent to which a "contingency plan" should be developed with respect to Year 2000 readiness.

If the Company's plans as outlined above are not successful, there could be a disruption of the Company's ability to render distributions and complete monthly accounting functions as well as a possible slowdown of certain computer-dependent processes.

The costs of becoming Year 2000 compliant as outlined above and the date that the Company expects to complete the Year 2000 modifications are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be Year 2000 compliant, the ability to locate and correct all relevant computer codes and the ability of vendors with whom the Company deals to timely become Year 2000 compliant.

ITEM 7. FINANCIAL STATEMENTS.

The response to this Item is set forth herein in a separate section to this Form 10-KSB, beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

There is incorporated by reference herein in response to this Item the material under the heading "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1999 annual meeting of shareholders to be held on June 17, 1999.

ITEM 10.  EXECUTIVE COMPENSATION.

There is incorporated by reference herein in response to this Item the material under the heading "Executive Compensation," "Employment Agreements and Termination of Employment and Change in Control Arrangements" and "Compensation Committee Report on Executive Compensation" in the Company's definitive proxy statement for its 1999 annual meeting of shareholders to be held on June 17, 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

There is incorporated by reference herein in response to this Item the material under the heading "Ownership of Common Stock" and "Securities Ownership of Management" in the Company's definitive proxy statement for its 1999 annual meeting of shareholders to be held on June 17, 1999.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There is incorporated by reference herein in response to this Item the material under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 1999 annual meeting of shareholders to be held on June 17, 1999.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     ITEM 13(A).  EXHIBITS

     EXHIBITS

     EXHIBIT
     NUMBER                        DESCRIPTION
     ------                        -----------

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

     10.10 Selling Agreement-Variable Rate Subordinated Debentures between Registrant and Equity Financial Corporation, dated September 19, 1994<F3>
     10.11 Aircraft Lease between Charles P. Torrey, Jr. and the Registrant dated February 1, 1995<F3>
     10.12 Beaver Coal Company Lease between Beaver Coal Company Limited and the Registrant, dated September 15, 1996<F3>
     10.13 Employment Agreements with officers and key employees of the Registrant
               (a)  John M. Johnston<F3><F*>
               (b)  Robert L. Remine<F3><F*>
               (c)  Charles P. Torrey, Jr.<F3><F*>
               (d)  Richard S. Cooper<F3><F*>
               (e)  Michael W. Mooney<F4><F*>
     10.14     Promissory Notes of Executive Officers in Favor of
               Registrant
               (a)  Charles P. Torrey, Jr.<F3>
               (b)  Robert L. Remine<F3>
               (c)  Richard S. Cooper<F3>
     10.15     Stock Option Plan<F3><F*>
     10.16     Outside Directors' Stock Option Plan<F3><F*>
     10.17     Form of Lock-Up Agreement<F3>
     10.18     Stock Option and Restricted Stock Plan of 1998<F1><F*>
     10.19     Form of Indemnification Agreement<F1><F*>
     10.20 1998 Stock Option and Restricted Stock Plan for Outside Advisors and Consultants<F5>
     11.1      Statement Regarding Computation of Earnings Per Common Share
     21.1      Subsidiaries<F4>
     23.1      Consent of Experts and Counsel
               (a)  Consent of Independent Accountant, Plante & Moran, LLP,
                    CPA
               (b)  Consent of Independent Geologist, Kim A. Walbe
               (c) Consent of Independent Petroleum Consultant, Wright & Company, Inc.
     27.1      Financial Data Schedule

----------------------

<F*> Management contract or compensatory plan or arrangement

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

<F5> Previously filed with the Company's Form 10-QSB Quarterly Report for the quarter ended September 30, 1998, and here incorporated by reference.

     ITEM 13(B).  REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the fourth quarter of 1998.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ENERGY SEARCH, INCORPORATED


Date:  March 30, 1999              /s/Richard S. Cooper
                                   Richard S. Cooper


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                   TITLE                         DATE


/s/Charles P. Torrey, Jr.  Chief Executive Officer and        March 30, 1999
Charles P. Torrey, Jr.     Director (Principal Executive
                           Officer)

/s/Richard S. Cooper       President and Director             March 30, 1999
Richard S. Cooper


/s/Robert L. Remine        Secretary, Treasurer and Director  March 30, 1999
Robert L. Remine           (Principal Financial and
                           Accounting Officer)

                ENERGY SEARCH, INCORPORATED AND SUBSIDIARY

---------------------------------------------------------------------------


                                 CONTENTS


REPORT LETTER                                                    F-2


FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                  F-3

     Consolidated Statement of Operations                        F-4

     Consolidated Statement of Stockholders' Equity              F-5

     Consolidated Statement of Cash Flows                        F-6-7

     Notes to Consolidated Financial Statements                  F-8-25


REPORT LETTER                                                    F-27


ADDITIONAL INFORMATION

     Cost Incurred in Oil and Gas Property Acquisition,
       Exploration and Development Activities                    F-28

     Estimates of Natural Gas and Oil Reserves                   F-28-31

                       Independent Auditor's Report



To the Stockholders of
Energy Search, Incorporated and Subsidiary

We have audited the accompanying balance sheet of Energy Search, Incorporated and Subsidiary, (the Company) as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy Search, Incorporated and Subsidiary, as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                          /s/ Plante & Moran, LLP


Grand Rapids, Michigan
March 12, 1999

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                                                                 CONSOLIDATED BALANCE SHEET
                                                                                     DECEMBER 31,
                                                                              -----------------------------
                                                                                  1998              1997
                                                                              -----------       -----------
                                  ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                 $   595,749       $ 2,252,316
    Accounts receivable (Note I)                                                  980,881           976,065
    Other current assets                                                           90,226            91,670
                                                                              -----------       -----------
         Total current assets                                                   1,666,856         3,320,051

OIL AND GAS PROPERTIES
    Proven properties                                                          13,165,858         4,546,833
    Unproven properties                                                           209,616           193,965
    Wells and related equipment                                                11,357,198         8,100,764
    Less accumulated depreciation, depletion and amortization                  (4,467,912)       (3,140,678)
                                                                              -----------       -----------
          Net oil and gas properties                                           20,264,760         9,700,884

OTHER ASSETS
    Other property and equipment - Net (Note C)                                   287,746           363,180
    Investments in related partnerships (Note B)                                1,713,267         1,863,095
    Deferred tax asset (Note D)                                                   886,000           650,400
    Other                                                                         204,780           223,090
                                                                              -----------       -----------
         Total other assets                                                     3,091,793         3,099,765
                                                                              -----------       -----------
         Total assets                                                         $25,023,409       $16,120,700
                                                                              ===========       ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long-term debt (Note E)                                $   546,407       $   679,868
    Accounts payable and accrued liabilities                                      632,677         1,356,748
                                                                              -----------       -----------
       Total current liabilities                                                1,179,084         2,036,616

LONG-TERM DEBT - less current portion (Note E)                                  7,703,369           137,595



STOCKHOLDERS' EQUITY (Notes F, G, H and J)
    Preferred stock (no par value, 5,000,000 shares authorized;
       issued and outstanding:  175,547 shares of 9%
      redeemable convertible)                                                     847,707                --
    Common stock (no par value, 25,000,000 shares
       authorized; 4,017,308 and 3,768,241 shares issued
       and outstanding at December 31, 1998 and 1997,
       respectively)                                                           17,206,862        15,448,073
    Accumulated deficit                                                        (1,913,613)       (1,501,584)
                                                                              -----------       -----------
       Total stockholders' equity                                              16,140,956        13,946,489
                                                                              -----------       -----------
       Total liabilities and stockholders' equity                             $25,023,409       $16,120,700
                                                                              ===========       ===========

See Notes to Consolidated Financial Statements.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                  YEAR ENDED DECEMBER 31,
                                                                               ----------------------------
                                                                                  1998              1997
                                                                               ----------        ----------
REVENUE
    Oil and gas sales                                                          $2,597,875        $  798,956
    Management fees (Note I)                                                      145,586           264,590
    Net turnkey revenue                                                            67,312           475,936
    Other revenue (Note L)                                                        609,725           693,188
                                                                               ----------        ----------

         Total revenue                                                          3,420,498         2,232,670

OPERATING EXPENSES
    Production costs                                                              661,036           274,571
    Exploration costs                                                             202,718            76,810
    Depreciation, depletion and amortization                                    1,551,685           557,167
    Interest                                                                      392,716           105,735
    General and administrative                                                  1,156,890         1,816,163
                                                                               ----------        ----------

          Total operating expenses                                              3,965,045         2,830,446
                                                                               ----------        ----------

NET (LOSS) FROM OPERATIONS                                                       (544,547)         (597,776)

OTHER INCOME (EXPENSE)
    Program subsidies (Note I)                                                   (192,837)          (80,384)
    Gain on sale of assets                                                             --             4,785
    Equity in income of related partnerships (Note B)                             107,356           123,794
                                                                               ----------        ----------

       Total other income (expense)                                               (85,481)           48,195
                                                                               ----------        ----------

NET (LOSS) BEFORE INCOME TAXES                                                   (630,028)         (549,581)

INCOME TAX BENEFIT (Note D)                                                       235,600           182,300
                                                                               ----------        ----------

NET (LOSS)                                                                     $ (394,428)       $ (367,281)
                                                                               ==========        ==========

BASIC NET (LOSS) PER COMMON SHARE                                              $    (0.11)       $    (0.14)
                                                                               ==========        ==========

DILUTED NET (LOSS) PER COMMON SHARE                                            $    (0.11)       $    (0.14)
                                                                               ==========        ==========

See Notes to Consolidated Financial Statements.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                                                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                  PREFERRED STOCK             COMMON STOCK
                                              -----------------------    ---------------------
                                                                                                      ACCUMULATED
                                               SHARES      AMOUNT         SHARES        AMOUNT          DEFICIT          TOTAL
                                               ------     ---------     ----------      ------        -----------    -----------
BALANCE-January 1, 1997                       450,000    $ 4,246,160     1,100,000    $     1,200     $(1,074,554)   $ 3,172,806

Issuance of common stock (Note G)                  --             --     1,755,761     11,178,273              --     11,178,273

Conversion of preferred stock A and B to
  common stock (Note F)                      (450,000)    (4,246,160)      900,000      4,246,160              --             --

Exercise of pre-IPO warrants                       --             --        12,480         22,440              --         22,440

Dividends on preferred stock A                     --             --            --             --         (59,749)       (59,749)

Net loss for the year ended December 31,
  1997                                             --             --            --             --        (367,281)      (367,281)
                                            ---------    -----------    ----------    -----------     -----------    -----------
BALANCE - December 31, 1997                        --             --     3,768,241     15,448,073      (1,501,584)    13,946,489

Issuance of common stock (Note G)                  --             --       249,067      1,758,789              --      1,758,789

Issuance of preferred stock (Note F)          175,547        847,707            --             --              --        847,707

Dividends on redeemable convertible
  preferred stock                                  --             --            --             --         (17,601)       (17,601)

Net loss for the year ended December 31,
  1998                                             --             --            --             --        (394,428)      (394,428)
                                            ---------    -----------    ----------    -----------     -----------    -----------
BALANCE - December 31, 1998                   175,547    $   847,707     4,017,308    $17,206,862     $(1,913,613)   $16,140,956
                                            =========    ===========    ==========    ===========     ===========    ===========

See Notes to Consolidated Financial Statements.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                YEAR ENDED DECEMBER 31,
                                                                              -----------------------------
                                                                                 1998               1997
                                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                    $  (394,428)      $  (367,281)
  Adjustments to reconcile net loss to net cash from (used in)
    operating activities:
     Depreciation, depletion and amortization expense                           1,551,685           557,167
     Dry holes and abandonments of previously
        capitalized oil and gas properties                                         43,033             2,865
     Gain on sale of assets                                                            --            (4,785)
     Equity in income of related partnerships                                    (107,356)         (123,794)
     Increase in deferred taxes                                                  (235,600)         (182,300)
     (Increase) decrease in assets:
            Accounts receivable and due from partnerships                         139,876          (456,070)
            Other current assets                                                    1,444           (25,603)
            Other assets                                                          (29,760)         (167,123)
     Increase (decrease) in liabilities:
            Accounts payable and accrued liabilities                             (724,071)          323,286
            Drilling advances                                                          --        (1,335,124)
                                                                              -----------       -----------

              Net cash provided by (used in) operating
                activities                                                        224,823        (1,778,762)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of proven properties                                                (6,839,114)       (4,129,663)
  Proceeds from sale of other property and equipment                                   --            10,054
  Purchase of wells and related equipment                                      (3,256,434)       (2,513,051)
  Purchase of other property and equipment                                        (30,951)         (251,244)
  Distributions from affiliated partnerships                                       77,006            92,426
  Contributions to affiliated partnerships                                        (34,510)         (318,100)
  Purchase of oil and gas leases                                                  (15,651)           (7,806)
                                                                              -----------       -----------

               Net cash used in investing activities                          (10,099,654)       (7,117,384)

See Notes to Consolidated Financial Statements.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                                           CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                                                                YEAR ENDED DECEMBER 31,
                                                                              -----------------------------
                                                                                 1998               1997
                                                                              -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Gross proceeds from issuance of common stock                                      --       $13,249,727
     Gross proceeds from issuance of preferred stock                          $   956,500                --
     Payments on stock issuance costs - common stock                              (64,155)       (1,783,066)
     Payments on stock issuance costs - preferred stock                          (117,793)               --
     Proceeds from issuance of long-term debt                                   7,599,093           129,874
     Payment of dividends on preferred stock                                      (17,601)          (59,749)
     Payments on long-term debt                                                  (166,780)         (439,391)
                                                                              -----------       -----------

              Net cash provided by financing activities                         8,198,264        11,097,395
                                                                              -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (1,656,567)        2,201,249

CASH AND CASH EQUIVALENTS - Beginning of year                                   2,252,316            51,067
                                                                              -----------       -----------

CASH AND CASH EQUIVALENTS - End of year                                       $   595,749       $ 2,252,316
                                                                              ===========       ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE
     Cash paid for interest                                                   $   392,716       $   120,017

     Cash paid for income taxes                                               $   100,370       $    20,391

     Significant noncash activities:
       Issuance of common stock for purchase of properties                    $ 1,822,944       $        --


       Conversion of preferred to common stock (Note F)                       $        --       $ 4,246,160


See Notes to Consolidated Financial Statements.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 DECEMBER 31, 1998 AND 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS - Energy Search, Incorporated and Subsidiary (the "Company") consists of Energy Search, Incorporated ("ESI") and Equity Financial Corporation ("EFC"), a wholly owned subsidiary acquired May 1, 1997.

     ESI is engaged in the exploration, development, production and marketing of oil and natural gas in the Appalachian Basin area including southeastern Ohio and southern West Virginia. ESI's revenue is primarily derived from: the sale of natural gas and crude oil from wells in which it has working interest; the transmission of natural gas through a pipeline and gathering system owned by an affiliated partnership in which ESI has an ownership interest; the management and operation of oil and gas wells; and to a lesser extent the drilling of oil and gas wells on a contract basis, and the formation and management of oil and gas partnerships (Affiliated Drilling Partnerships).

     In 1997, ESI transitioned from being primarily a driller-operator for syndicated Affiliated Drilling Partnerships to an energy company developing reserves for its own account. The shift of its primary operational focus was financed from public funds raised through an initial public offering (Note G) and funds raised through a private placement. While the Company anticipates the continued sponsoring of Affiliated Drilling Partnerships on a limited basis, management's primary focus will be the development of its own reserves and acquisition of primarily proved undeveloped properties for exploitation.

     EFC is engaged in the operations of providing investment advice and brokering and dealing in stocks, bonds, and other securities in the east Tennessee region. EFC uses a clearing broker on a fully disclosed basis to execute trades.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of ESI and its wholly owned subsidiary, EFC, since the date of acquisition. All significant inter-company balances and transactions have been eliminated in consolidation.

     ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     DECEMBER 31, 1998 AND 1997 (CONTINUED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Prior to 1997, wells were drilled with capital raised primarily through limited partnerships. Under the terms of the partnership and drilling contracts, ESI did not capitalize intangible drilling costs since these costs were the responsibility of the contracting parties. Intangible drilling costs are the expense for labor, fuel, repair, hauling, rig rental and supplies used in the drilling of a well. ESI does capitalize all tangible drilling costs when incurred, since they retain ownership of the well equipment. Tangible costs are equipment such as casing, tubing, pumps, tanks and other equipment installed on a well.

     Prior to 1997, the Company incurred certain lease acquisition costs (e.g. landman expenses), which were part of the costs of acquiring and developing leases for the Affiliated Drilling Partnerships, that were offset against turnkey revenues. In 1998, the Company has incurred similar costs; however, some of these costs have been incurred and capitalized in connection with properties acquired by the Company for its own portfolio. These costs include indirect costs that management believes are related to the acquisition, exploration and development of oil and gas properties. In 1998 and 1997, the Company capitalized approximately $1,353,000 and $437,000 of

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      DECEMBER 31, 1998 AND 1997 (CONTINUED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     indirect costs, respectively, and in 1998 $166,000 of interest costs were capitalized to proven properties.

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

     TURNKEY DRILLING REVENUE - ESI enters into contracts with the affiliated oil and gas partnerships to drill oil and gas wells under turnkey agreements. Under the terms of the contracts, ESI provides

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     DECEMBER 31, 1998 AND 1997 (CONTINUED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     all tangible well equipment and receives working interests in the completed wells. The partnerships pay all intangible drilling costs and receive working interests in the wells. The partnerships advance funds to ESI in order to finance the drilling activity. ESI initially defers the full amount of the drilling advances and recognizes drilling revenue as the wells are completed. Drilling expenses are netted against turnkey drilling revenue and were $47,888 in 1998 and $2,209,872 in 1997.

     INCOME TAXES - The Company accounts for income taxes following the liability method. A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns. Deferred tax liabilities or assets are recognized for the estimated future tax effect of temporary differences between book and tax accounting and operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

     STOCK OPTIONS AND WARRANTS - The Company has stock option and stock warrant plans (Notes H and J). Options and warrants granted to employees are accounted for using the intrinsic value method, under which compensation expense is recorded at the amount by which the market price of the underlying stock at the grant date exceeds the exercise price of an option. Options and warrants granted to non-employees are accounted for using the fair value method.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     DECEMBER 31, 1998 AND 1997 (CONTINUED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     BASIC NET (LOSS) PER COMMON SHARE - Basic net (loss) per common share is based on net (loss) available to common stockholders (net income less preferred stock dividends) divided by the weighted average number of common shares outstanding during the period.

     DILUTED NET (LOSS) PER COMMON SHARE - Diluted net (loss) per common share is based on net (loss) before dividends divided by the weighted average number of common shares outstanding plus dilutive potential common shares, outstanding during the period. Potential dilutive shares, consisting of stock options (Note J), warrants (Note H), and convertible preferred stock (Note F), were not included in the computation of diluted net (loss) per common share in 1998 or 1997 because to do so would have been antidilutive.

     CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     RECLASSIFICATIONS - Certain reclassifications have been made to 1997 amounts to conform to 1998 presentations.

NOTE B - AFFILIATED OIL AND GAS PARTNERSHIPS

     Since 1989, ESI has sponsored the formation of partnerships for the purpose of conducting oil and gas exploration, development, and production activities on certain oil and gas properties. Such partnerships included the Natural Gas/Tax Credit 1989 L.P., the Natural Gas/Tax Credit 1990 L.P., the Natural Gas/Tax Credit 1991 L.P., the Natural Gas/Tax Credit 1992 L.P., and the Natural Gas/Tax Credit 1992-A L.P., all of which were liquidated in 1998 through the Company's acquisition of the affiliated partnership working interests (Note G).

     ESI has also sponsored the following partnerships: the Natural Gas 1993 L.P., the Energy Search Natural Gas 1993-A L.P., the Energy Search Natural Gas 1994 L.P., the Energy Search Natural Gas 1994-A L.P., the Energy Search Natural Gas 1995 L.P., the Energy Search Natural Gas 1995-A L.P., the Energy Search Natural Gas 1996 L.P., the Energy Search Natural Gas 1996-A L.P., the Energy Search Natural Gas

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     DECEMBER 31, 1998 AND 1997 (CONTINUED)

NOTE B - AFFILIATED OIL AND GAS PARTNERSHIPS (CONTINUED)

     1997 L.P., the Energy Search Natural Gas 1997-A L.P., and the Energy Search Natural Gas 1998 L.P. ESI serves as managing general partner of these partnerships and, as such, has full and exclusive discretion in the management and control of the partnerships. The turnkey drilling and operating agreements that ESI enters into with the partnerships provide that the partnerships pay for the intangible drilling costs of the wells at an agreed-upon price per well. ESI provides all tangible equipment required in the drilling, equipping, completing and operating of the properties. Revenue from the partnership oil and gas properties is allocated based on the working interest ownership percentage of the properties. ESI's interests in the limited partnerships ranges from 1 percent to 9 percent at December 31, 1998 and from 0.5 percent to 9 percent at December 31,1997.

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

     Also, in 1993, ESI sponsored the formation of the ESI Natural Gas
     Pipeline Income L.P. (the Pipeline Partnership).  The Pipeline
     Partnership made a capital contribution to the Operating Partnership to finance the initial purchase of ESI's pipeline system. In turn, the Pipeline Partnership received an ownership interest in the Operating Partnership. ESI serves as managing general partner for both the Operating Partnership and Pipeline Partnership and, as such, has full and exclusive discretion in the management of and control of the partnerships. The Operating Partnership earns revenue by charging gas wells a transportation fee based on the volume of gas moved through the pipeline system. Substantially all of these gas wells are operated by

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     DECEMBER 31, 1998 AND 1997 (CONTINUED)

NOTE B - AFFILIATED OIL AND GAS PARTNERSHIPS (CONTINUED)

     ESI. As of December 31, 1998 and 1997, the Pipeline Partnership owned approximately 51 percent of the Operating Partnership, with ESI owning the remaining 49 percent.

     Total assets and equity of the related partnerships in the aggregate were approximately $4,779,900 and $4,737,051, respectively, at December 31, 1998, and $5,813,197 and $5,772,464, respectively, at
     December 31, 1997.

     ESI's share of revenue and net income for its equity investees for the years ended December 31, 1998 and 1997, are given below. In the case of each equity investee, the net income (loss) from continuing operations equals the net income (loss).

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    DECEMBER 31, 1998 AND 1997 (CONTINUED)

NOTE B - AFFILIATED OIL AND GAS PARTNERSHIPS (CONTINUED)
                                                                                 NET INCOME (LOSS) FROM
                                                     REVENUE                     CONTINUING OPERATIONS
                                         -------------------------------     -----------------------------
           EQUITY INVESTEE                    1998              1997              1998            1997
------------------------------------     -------------      ------------     --------------  -------------
Energy Search Natural Gas
   Pipeline Income, L.P.                  $    4,673         $       75       $      4,673   $        (79)

ESI Pipeline Operating L.P.                   86,059            117,357             78,978         86,290

Energy Search Natural Gas
   1993 L.P.                                   2,604              4,572              2,596          4,375

Energy Search Natural Gas
   1993-A L.P.                                 5,338              8,931              5,338          8,541

Energy Search Natural Gas
   1994 L.P.                                   5,695             10,684              5,677         10,387

Energy Search Natural Gas
   1994-A L.P.                                   502                656                502            617

Energy Search Natural Gas
   1995 L.P.                                   3,741              6,921              3,741          6,642

Energy Search Natural Gas
   1995-A L.P.                                 3,272              6,454              3,272          6,287

Energy Search Natural Gas
   1996 L.P.                                   1,247                536              1,247            510

Energy Search Natural Gas
   1996-A L.P.                                   360                123                360            105

Energy Search Natural Gas
   1997 L.P.                                     668                118                668            117




Energy Search Natural Gas
   1997-A L.P.                                   318                 --                304             --

Energy Search Natural Gas
   1998 L.P.                                      --                 --                 --             --

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     DECEMBER 31, 1998 AND 1997 (CONTINUED)

NOTE C - PROPERTY AND EQUIPMENT

     The principal categories of property and equipment are as follows:

                                                                                                   DEPRECIABLE
                                                                     1998             1997         LIFE-YEARS
                                                                ---------------  --------------  ---------------
     Machinery and equipment                                     $   41,005       $   39,941            5
     Office furniture, equipment
       and software                                                 311,657          281,770            5
     Airplane                                                       165,932          165,932            5
     Vehicles                                                       218,645          218,645            5
                                                                 ----------       ----------

              Total cost                                            737,239          706,288

     Less accumulated depreciation                                  449,493          343,108
                                                                 ----------       ----------

              Net carrying amount                                $  287,746       $  363,180
                                                                 ==========       ==========

     Depreciation expense totaled $106,385 and $74,750 for the years ended December 31, 1998 and 1997, respectively.

NOTE D - INCOME TAXES

     ESI and its subsidiary file a consolidated federal income tax return. The following is a summary of the provisions for income taxes for years ended December 31:

                                                            1998             1997
                                                          --------         --------
     Deferred tax benefit                                 $235,600         $182,300
                                                          ========         ========

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     DECEMBER 31, 1998 AND 1997 (CONTINUED)

NOTE D - INCOME TAXES (CONTINUED)

     The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

                                                                   1998           1997
                                                                  ------         ------
     Income tax at federal statutory rate                          34.0%          34.0%
     State income tax, net of federal benefit                       6.0%           6.0%
     Other                                                         (2.6)%         (6.8)%
                                                                  -----          -----

     Actual effective tax rate                                     37.4%          33.2%
                                                                  =====          =====

     The significant components of ESI's deferred tax assets and liabilities are as follows:

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     DECEMBER 31, 1998 AND 1997 (CONTINUED)

NOTE D - INCOME TAXES (CONTINUED)

                                                                      1998            1997
                                                                   ----------      ----------
     Deferred tax assets:
         Allowance for uncollectible accounts                              --     $    59,000
         Accounting for equity investments                         $  128,900         177,000
         Federal net operating loss                                 1,771,100       2,213,800
         State net operating loss                                      99,600         125,800
         Geological and engineering costs                             106,900              --
                                                                   ----------      ----------
            Total deferred tax asset                                2,106,500       2,575,600

     Valuation allowance for deferred tax assets                           --              --

     Deferred tax liabilities:
         Depreciation and pooling of capital                          832,900         784,200
         Intangible drilling costs                                    349,200       1,126,000
         Other                                                         38,400          15,000
                                                                   ----------      ----------
            Total deferred tax liabilities                          1,220,500       1,925,200
                                                                   ----------      ----------
            Net deferred tax asset                                 $  886,000      $  650,400
                                                                   ==========      ==========

     At December 31, 1998, the Company has federal and state operating loss carryforwards of approximately $5,200,000 and $1,700,000 respectively, that expire in the years 2005 to 2018. These carryforwards are available to offset future taxable income.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     DECEMBER 31, 1998 AND 1997 (CONTINUED)

NOTE E - LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:

                                                                        1998               1997
                                                                      ----------         --------
     Line of credit at bank, available balance of
     $7,800,000 and $920,000 at December 31, 1998 and
     1997, respectively.  Collateralized by lien on oil
     and gas property, interest payable at prime plus
     1.25% and 1.75% at December 31, 1998 and 1997
     (a 9.0% and 10.25% effective rate, respectively).
     Principal payments begin September 30, 1999, payable
     in 48 equal monthly payments of principal plus interest          $7,749,776         $650,684

     Note payable to bank, collateralized by equipment,
     payable in monthly installments of $3,600, including
     interest at prime plus 0.5%, which was 9% at
     December 31, 1997. This note was refinanced in 1998                      --          166,779

     Note payable to bank, collateralized by equipment,
     payable in monthly installments of $8,400, including
     interest at 7.75%, with any unpaid principal
     balance due December 5, 2003.                                       500,000               --
                                                                      ----------         --------

         Total                                                         8,249,776          817,463

         Less current portion                                            546,407          679,868
                                                                      ----------         --------

         Total long-term debt                                         $7,703,369         $137,595
                                                                      ==========         ========

     The Company is subject to various loan covenants in connection with bank notes payable described above including requirements on its tangible net worth, debt to tangible net worth, limits on partnership subsidies, restrictions on payment of dividends and general and administrative costs.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     DECEMBER 31, 1998 AND 1997 (CONTINUED)

NOTE E - LONG-TERM DEBT (CONTINUED)

     Principal maturities of long-term debt at December 31, 1998 are as follows:

                      1999                               $  546,407
                      2000                                2,006,182
                      2001                                2,011,880
                      2002                                2,017,944
                      2003                                1,667,363
                                                         ----------

                      Total                              $8,249,776
                                                         ==========

NOTE F - PREFERRED STOCK

     CLASS A AND B PREFERRED STOCK - Class A and B preferred stock was converted to common stock in 1997 in conjunction with the successful initial public offering of ESI's common stock.

     REDEEMABLE CONVERTIBLE PREFERRED STOCK - In 1998, the Company initiated a private placement offering of up to 800,000 shares of 9% redeemable convertible preferred stock. The offering was terminated on December 18, 1998, and the issue price of the preferred stock was adjusted to $5.50 per share according to the terms of the offering. The Company raised $847,707, net of issue costs of $117,793, and sold 175,547 shares of preferred stock under the offering.

     The preferred shares enjoy a liquidation and dividend preference over the Company's common stock and are convertible to common stock at the option of the holder at any time at a rate of 1.0 common share for each preferred share converted. Conversion of the preferred shares to common stock will automatically occur in the event the Company is acquired or is the subject of a business combination in which substantially all assets of the Company are acquired by unaffiliated

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     DECEMBER 31, 1998 AND 1997 (CONTINUED)

NOTE F - PREFERRED STOCK (CONTINUED)

     purchasers or greater than 50% of the outstanding beneficial interest of the Company's common stock is acquired by unaffiliated purchasers.

     The holders of preferred shares may require the Company to redeem the preferred shares if, at any time prior to October 1, 1999, the Company publicly announces that it will be acquired or is the subject of a business combination, as defined above. The redemption price in such an event will be 100% of the issue price of the preferred shares plus accrued and unpaid dividends.

     The preferred shares are redeemable at the sole option of the Company any time after September 30, 1999, provided the average trading closing price for the Company's common stock exceeds 130% of the issue price of the preferred shares over any 5 consecutive trading day period commencing after September 30, 1999. The redemption price for the preferred shares will be 100% of the issue price for the preferred shares, plus accrued but unpaid dividends. The Company will provide the holders of preferred shares 30 days written notice of its intent to redeem the preferred shares during which time the holders may, at their option, convert their preferred shares to common stock.

NOTE G - COMMON STOCK

     INITIAL PUBLIC OFFERING - In January 1997, the Company registered its stock in a public offering of 1,000,000 common shares and raised $6,501,491 net of $1,498,509 for underwriter fees, professional fees, and various other costs associated with this stock offering.

     REGULATION D OFFERING - On October 27, 1997, the Company completed a private offering of 749,961 shares of common stock and raised $4,620,867, net of $628,900 for underwriter fees, professional fees, and various other costs associated with this stock offering.

     AFFILIATED PARTNERSHIP ROLL-UP - Effective June 30, 1998, the Company closed the acquisition of working interests (the "Subject Interests") in a total of 145 gross natural gas or oil wells that were being operated by the Company. The Subject Interests were owned by the following affiliated partnerships: the Natural Gas/Tax Credit 1989 L.P., the Natural Gas/Tax Credit 1990 L.P., the Natural Gas/Tax Credit 1991

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     DECEMBER 31, 1998 AND 1997 (CONTINUED)

NOTE G - COMMON STOCK (CONTINUED)

     L.P., the Natural Gas/Tax Credit 1992 L.P., and the Natural Gas/Tax Credit 1992-A L.P. The Company paid aggregate purchase consideration amounting to $2,223,941 for the Subject Interests, which was comprised of $1,716,748 in Company common stock (221,453 shares) and $507,193 in cash.

     The Company's acquisition of the Subject Interests from affiliated partnerships followed a group of smaller transactions (the "Minor Interest Acquisitions") pursuant to which the Company acquired minor working interests and overriding royalty interests in the wells from nine individuals. The Minor Interest Acquisitions had an effective date of April 16, 1998. The Company paid aggregate purchase consideration amounting to $227,740 for the Minor Interest Acquisitions, which was comprised of $106,197 in Company common stock (10,114 shares) and $121,543 in cash.

NOTE H - STOCK WARRANT PLANS

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

     Each Series A warrant entitles the holder to purchase one share of common stock at an exercise price of $9.60 per unit exercisable at any time after February 28, 1998, until January 30, 2002. The Series A warrants could not be traded separately until July 24, 1997. The warrants are subject to redemption by the Company at a price of $.05 per Series A warrant on 30 days written notice at any time after July 24, 1998, provided that the closing sale price per share for the common stock has equaled or exceeded 200 percent of the offering price per unit for 20 consecutive trading days within the 30-day period immediately preceding such notice.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     DECEMBER 31, 1998 AND 1997 (CONTINUED)

NOTE H -  STOCK WARRANT PLANS (CONTINUED)

     REGULATION D WARRANTS - As part of ESI's private offering of common stock that took place in October 1997, 74,996 warrants were issued to unaffiliated parties pursuant to the Placement Agent Agreement. The warrants entitle each holder to purchase one share of common stock and are exercisable at $7 per share at any time up to October 27, 2002. The number, type of security and the exercise price is subject to adjustment upon occurrence of certain events including consolidation, merger, subdivision or combination of shares and issuance of stock dividends. None of these warrants have been exercised at December 31, 1998.

     The following is a summary of stock warrant activity:

                                                   NUMBER OF      EXERCISE
                                                   WARRANTS        PRICE      EXPIRATION DATE
                                                   ------------------------------------------
     Outstanding - January 1, 1997                         -       $   -

        Granted                                    1,200,000        9.60      January 30, 2002

        Granted                                       74,996        7.00      October 27, 2002
                                                   ---------

     Outstanding - December 31, 1997 and 1998      1,274,996
                                                   ---------

     None of the consideration received in the above stock offerings was specifically allocated to the warrants.

NOTE I -  RELATED-PARTY TRANSACTIONS

     Because of the nature of ESI's business, a significant number of transactions are with related parties.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     DECEMBER 31, 1998 AND 1997 (CONTINUED)

NOTE I -  RELATED PARTY TRANSACTIONS (CONTINUED)

     During 1998 and 1997, ESI received $115,200 and $1,156,800, respectively, from affiliated oil and gas partnerships for drilling costs which were the responsibility of the affiliated oil and gas partnerships. Included in accounts receivable at December 31, 1998 and 1997 is $59,002 and $781,553 respectively, due from affiliated partnerships.

     In its role as operator of the oil and gas wells owned by various related partnerships, ESI charges a monthly wellhead and administrative fee of between $100 and $300 for each producing well. These fees totaled $110,856 and $239,433 for 1998 and 1997, respectively. In its role as general partner of the Operating Partnership (Note B), ESI charges the partnership a management fee of $2,500 and $5,000 per month for 1998 and 1997, respectively. These fees totaled $35,000 and $60,000 for 1998 and 1997, respectively.

     Subsequent to December 31, 1998 the Company issued a note totaling $225,000 to three officers for their interests in various properties and their rights to invest in future properties.

     The Company, in its discretion and given the business environment existing at the time, chose not to collect certain amounts due from partnerships and also paid certain expenses due to others on behalf of partnerships. ESI is under no legal or contractual obligation to continue this activity, and there is no expectation that it will continue in future years.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     DECEMBER 31, 1998 AND 1997 (CONTINUED)

NOTE I -  RELATED PARTY TRANSACTIONS (CONTINUED)

     The following is a summary of expenses paid on behalf of the partnerships and advances forgiven for the years ended December 31:

                                                                1998            1997
                                                              --------        --------
     Expenses paid on behalf of partnership                   $192,837        $ 80,384
                                                              ========        ========

     Advances forgiven                                        $    820        $ 11,728
                                                              ========        ========

     ESI has the contractual right to charge partnership administrative fees and production operating fees in excess of the aggregate amounts charged to the partnerships during 1998 and 1997.

NOTE J - EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS

     EMPLOYEE BENEFIT PLAN - The Company sponsors a simplified employee pension plan (SEP) for qualifying employees. Employee contributions to individual retirement plans may not exceed the greater of 15 percent of employee earnings or $22,500 per year per employee. The Company contributed $38,792 and $25,370 to the SEP during 1998 and 1997, respectively.

     NON-EMPLOYEE OPTIONS - The Company issued 2,500 options each to the two outside directors during both 1998 and 1997. Options issued in 1998 and 1997 entitle the holder to purchase one share of common stock at an exercise price of $5.25 and $6.50, respectively, and the options expire January 30, 2002. The Company also issued 2,500 options to an outside consultant in 1998 for past services rendered. The options entitle the holder to purchase one share of common stock at an exercise price of $6.50 and expire January 30, 2002. During 1998 and 1997, $6,700 and $2,400, was charged to expense related to these non-employee options, respectively.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     DECEMBER 31, 1998 AND 1997 (CONTINUED)

NOTE J - EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS (CONTINUED)

     EMPLOYEE OPTION PLAN - The Company has a fixed employee stock-based compensation plan under which the Company granted options for 55,650 shares of restricted common stock in 1997. The exercise price of each option is $6.50 per share. The options expire January 30, 2002 and vest immediately upon grant.

     In addition, the Company has granted options for 22,500 shares of restricted common stock under the fixed employee stock-based compensation plan in 1998. The exercise price of each option is $8.00 per share. The term of the options is five years starting in 1998 and the warrants vest at 4,500 shares per year.

     OFFICER WARRANT PLAN - The Company also has a fixed executive officer stock-based compensation plan under which executive officers have been granted warrants for the purchase of up to 450,000 shares of restricted common stock. The exercise price of each warrant is $8.00 per share, which equaled the market price of the Company's stock on the date of grant. The term of the warrants is five years starting in 1997 and the warrants vest at 30,000 shares per officer per year.

     The Company applies intrinsic value accounting to its fixed stock-based compensation plans. Accordingly, no compensation cost has been recognized for the fixed plans in 1998 and 1997. Had compensation cost been determined using the fair value method, net loss would have been $(551,517) and $(476,563) for 1998 and 1997, respectively, and basic and fully diluted loss per share would have been $(.15) and $(.18) for 1998 and 1997, respectively. The fair value of the warrants and options was determined using the Black-Scholes model with application of an additional 30 percent discount due to the fact that the shares are restricted. Assumptions made in estimating the fair value include: risk-free interest rate of 6 percent, expected expiration of the warrants of January 30, 2002, expected price volatility of 20 percent and dividend yield of 0 percent.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     DECEMBER 31, 1998 AND 1997 (CONTINUED)

NOTE J - EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS (CONTINUED)

     The following is a summary of the status of the fixed stock-based compensation plans during 1998.

                                                                                 WEIGHTED
                                                                                 AVERAGE
                                                         NUMBER OF SHARES     EXERCISE PRICE
                                                        ------------------    --------------
     Outstanding at January 1, 1997                            27,950             $ 3.57

       Granted                                                505,650               7.84

       Expired                                                (15,470)             10.00

       Exercised                                              (12,480)              3.59
                                                             --------             ------

     Outstanding - December 31, 1997                          505,650               7.84

       Granted                                                 22,500               8.00
                                                             --------             ------

     Outstanding - December 31, 1998                         $528,150             $ 7.84
                                                             ========             ======

     Exercisable at December 31, 1998                        $240,150             $ 7.65
                                                             ========             ======

     Weighted average per share fair value
     of options granted during 1998                          $   1.66
                                                             ========

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     DECEMBER 31, 1998 AND 1997 (CONTINUED)

NOTE J - EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS (CONTINUED)

     The following is a summary of the status of the fixed options outstanding at December 31, 1998.

                  OUTSTANDING OPTIONS                                           EXERCISABLE OPTIONS
     ------------------------------------------------             ---------------------------------------------
                                           WEIGHTED                                                  WEIGHTED
                                           AVERAGE                                                   AVERAGE
         EXERCISE                         REMAINING                 EXERCISE                        REMAINING
          PRICE            NUMBER      CONTRACTUAL LIFE              PRICE            NUMBER     CONTRACTUAL LIFE
         --------          ------      ----------------             --------          ------     ----------------
         $6.50             55,650             4                      $6.50             55,650            4

         $8.00            472,500             4                      $8.00            184,500            4

NOTE K - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

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

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     DECEMBER 31, 1998 AND 1997 (CONTINUED)

NOTE K - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS (CONTINUED)

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

NOTE L - BUSINESS SEGMENTS

     The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, in 1997 which changes the way the Company reports information about its operating segments. The information for 1997 has been restated from the prior year's presentation in order to conform to the 1998 presentation.

     The Company's operations are classified into two principal industry segments. Oil and gas operations and brokerage services. The oil and gas operations are conducted entirely through Energy Search, Incorporated which is the primary industry segment. The brokerage services are conducted exclusively through Equity Financial Corporation. See Note A for a description of the operations and accounting policies of each Company. The following is a summary of segment information for 1998 and 1997.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     DECEMBER 31, 1998 AND 1997 (CONTINUED)

NOTE L - BUSINESS SEGMENTS (CONTINUED)

                                         OIL & GAS         BROKERAGE
                  1998                   OPERATIONS        SERVICES         TOTALS
     --------------------------------    -----------       --------       -----------
     Revenues                            $ 2,956,832       $463,666       $ 3,420,498

     Segment profit (loss)                  (387,043)        (7,385)         (394,428)

     Intersegment revenue                         --          9,600             9,600

     Total assets                         24,888,353        135,056        25,023,409

     Capital expenditures                 10,142,150             --        10,142,150

     Equity method income                    107,356             --           107,356

     Interest expense                        392,716             --           392,716

     Depreciation, depletion
       and amortization                    1,545,631          6,054         1,551,685

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     DECEMBER 31, 1998 AND 1997 (CONTINUED)

NOTE L - BUSINESS SEGMENTS (CONTINUED)

                                         OIL & GAS         BROKERAGE
                  1997                   OPERATIONS        SERVICES         TOTALS
     --------------------------------    -----------       --------       -----------
     Revenues                            $ 1,640,139       $592,531       $ 2,232,670

     Segment profit (loss)                  (494,371)       127,090          (367,281)

     Intersegment revenue                         --         92,400            92,400

     Total assets                         15,810,516        310,184        16,120,700

     Capital expenditures                  6,901,159            605         6,901,764

     Equity method income                    123,794             --           123,794

     Interest expense                        105,735             --           105,735

     Depreciation, depletion
       and amortization                      552,471          4,696           557,167

                          ADDITIONAL INFORMATION
===========================================================================

To the Stockholders of
Energy Search, Incorporated and Subsidiary


We have audited the financial statements of Energy Search, Incorporated and Subsidiary for the years ended December 31, 1998 and 1997. The accompanying schedules of Costs Incurred in Oil and Gas Producing Activities and Estimates of Natural Gas and Oil Reserves on pages F-28 through F-31 are not a required part of the basic financial statements of Energy Search, Incorporated, but constitute additional supplementary information required by the Financial Accounting Standards Board. We have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the supplementary information. However, we did not audit the information and express no opinion on it.



/s/ Plante & Moran, LLP


Grand Rapids, Michigan
March 12, 1999

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                      SUPPLEMENTARY INFORMATION (UNAUDITED)

COST INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

The following costs are comprised of both capitalized and expensed costs included in the balance sheet and income statement.

                                                    YEAR ENDED DECEMBER 31,
                                                  --------------------------
                                                     1998            1997
                                                  ----------      ----------
Property acquisition costs                        $4,560,556      $1,535,173
                                                  ==========      ==========

Exploration costs                                 $  218,369      $   84,616
                                                  ==========      ==========

Developments costs                                $6,607,991      $5,683,356
                                                  ==========      ==========

ESTIMATES OF NATURAL GAS AND OIL RESERVES

The following estimates of proven developed natural gas and oil reserve quantities and related standardized measure of discounted net cash flow are estimates prepared by an independent petroleum engineer on behalf of the Company's engineer as of December 31, 1998 and 1997. They do not purport to reflect realizable values or fair market values of ESI's reserves. ESI emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

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

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

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

                                                                          OIL (BBL)             GAS (MCF)
                                                                          ---------           ------------
Proven, developed and undeveloped reserves:

    January 1, 1997                                                         16,736              15,692,300
       Revisions and other changes                                         (12,583)             (1,608,121)
       Extensions and discoveries                                               --               4,649,023
       Purchases and sales of reserves                                      20,600              12,099,800
       Production                                                           (1,129)               (223,025)
                                                                          --------            ------------

    December 31, 1997                                                       23,624              30,609,977
                                                                          --------            ------------
       Revisions and other changes                                           3,576              (3,450,274)
       Extensions and discoveries                                               --              11,606,732
       Purchases and sales of reserves                                      24,585               5,788,007
       Production                                                           (7,231)             (1,061,388)
                                                                          --------            ------------
    December 31, 1998                                                       44,554              43,493,054
                                                                          ========            ============
Proven developed reserves <F1>:
    December 31, 1997                                                       23,624              11,192,017
    December 31, 1998                                                       44,554              15,990,954

Equity interest in proven reserves <F2>:
    December 31, 1997                                                          268                 138,228
    December 31, 1998                                                          103                 124,326
-------------------------


<F1> These reserves are owned directly by the Company.
<F2> These are reserves owned indirectly by the Company through its interests in affiliated partnerships.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                      SUPPLEMENTARY INFORMATION (UNAUDITED)

ESTIMATES OF NATURAL GAS AND OIL RESERVES (CONTINUED)

                                                                               DECEMBER 31,
                                                                      ------------------------------
                                                                          1998              1997
                                                                      ------------      ------------
STANDARDIZED MEASURE OF DISCOUNTED FUTURE PRETAX NET CASH FLOWS

     Future cash inflows                                              $121,902,800      $105,929,500
     Future production costs                                           (23,279,515)      (18,076,980)
     Future development costs                                          (21,171,030)      (16,710,350)
                                                                      ------------      ------------

     Future pretax net cash flows                                       77,452,255        71,142,170
     10% annual discount for estimated timing of cash flows            (46,690,672)      (38,780,970)
                                                                      ------------      ------------

     Standardized measure of discounted future pretax net
        cash flows relating to proven oil and gas reserves            $ 30,761,583      $ 32,361,200
                                                                      ============      ============

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

     Future cash inflows                                              $121,902,800      $105,929,500
     Future production costs                                           (23,279,515)      (18,076,980)
     Future development costs                                          (21,171,030)      (16,710,350)
     Future income taxes                                               (23,610,860)      (22,149,426)
                                                                      ------------      ------------

     Future net cash flows                                              53,841,395        48,992,744
     10% annual discount for estimated timing of cash flows            (29,975,411)      (24,897,377)
                                                                      ------------      ------------

     Standardized measure of discounted future net cash flows
        relating to proven oil and gas reserves                       $ 23,865,984      $ 24,095,367
                                                                      ============      ============

ESI's share of equity method investors' standardized measure
of discounted future cash flows                                       $    124,376      $    181,570
                                                                      ============      ============

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                      SUPPLEMENTARY INFORMATION (UNAUDITED)

ESTIMATES OF NATURAL GAS AND OIL RESERVES (CONTINUED)

The following reconciles the change in the standardized measure of discounted future net cash flows for the year ended December 31,

                                                                                 1998             1997
                                                                             ------------      ------------
Beginning of year                                                            $ 24,095,367      $ 15,172,758
Sales of oil and gas produced, net of production costs                         (2,444,574)         (524,385)
Extensions, discoveries, and improved recovery -
     Less related costs                                                         9,806,445         4,853,796
Revisions of previous quantity estimates                                       (2,632,622)         (394,343)
Changes in prices                                                             (12,778,261)        1,231,832
Net change from purchases and sales of minerals in place                        6,498,274        10,716,000
Net change in income taxes                                                     (1,461,434)      (11,258,007)
Accretion of discount                                                          (2,409,537)       (1,517,276)
Other                                                                           5,192,326         5,814,992
                                                                             ------------      ------------
End of year                                                                  $ 23,865,984      $ 24,095,367
                                                                             ============      ============

                               EXHIBIT INDEX

     EXHIBIT
     NUMBER                        DESCRIPTION

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

     10.14     Promissory Notes of Executive Officers in Favor of
               Registrant
               (a)  Charles P. Torrey, Jr.<F3>
               (b)  Robert L. Remine<F3>
               (c)  Richard S. Cooper<F3>
     10.15     Stock Option Plan<F3><F*>
     10.16     Outside Directors' Stock Option Plan<F3><F*>
     10.17     Form of Lock-Up Agreement<F3>
     10.18     Stock Option and Restricted Stock Plan of 1998<F1><F*>
     10.19     Form of Indemnification Agreement<F1><F*>
     10.20 1998 Stock Option and Restricted Stock Plan for Outside Advisors and Consultants<F5>
     11.1      Statement Regarding Computation of Earnings Per Common Share
     21.1      Subsidiaries<F4>
     23.1      Consent of Experts and Counsel
               (a)  Consent of Independent Accountant, Plante & Moran, LLP,
                    CPA
               (b)  Consent of Independent Geologist, Kim A. Walbe
               (c) Consent of Independent Petroleum Consultant, Wright & Company, Inc.
     27.1      Financial Data Schedule

----------------------

<F*> Management contract or compensatory plan or arrangement

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

<F5> Previously filed with the Company's Form 10-QSB Quarterly Report for the quarter ended September 30, 1998, and here incorporated by reference.