Form 10KSB/A
period 1998-12-31
ENERGY SEARCH INC
filed 1999-04-15
CIK 932181

---------------------------------------------------------------------------

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-KSB/A
                            (AMENDMENT NO. 1)

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

Transitional Small Business Disclosure Format (check one): Yes _____
No __X__

---------------------------------------------------------------------------

     This Form 10-KSB/A (Amendment No. 1) of Energy Search, Incorporated is filed solely for the purpose of correcting a number contained in the Consolidated Statement of Cash Flows for the year ended December 31, 1998.
The "Net cash provided by (used in) operating activities" line item for December 31, 1998 was listed as $224,823. The correct number for the "Net cash provided by (used in) operating activities" line item for December 31,1998 is $244,823. This Form 10-KSB/A (Amendment No. 1) contains no other changes to the Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1999.

ITEM 7. FINANCIAL STATEMENTS.

The response to this Item is set forth herein in a separate section to this Form 10-KSB/A (Amendment No. 1), beginning on Page F-1.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ENERGY SEARCH, INCORPORATED


Date: April 15, 1999               /s/Richard S. Cooper
                                   Richard S. Cooper

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
                                            =========    ===========    ==========    ===========     ===========    ===========

See Notes to Consolidated Financial Statements.

ENERGY SEARCH, INCORPORATED AND SUBSIDIARY
---------------------------------------------------------------------------

                                                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                YEAR ENDED DECEMBER 31,
                                                                              -----------------------------
                                                                                 1998               1997
                                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                    $  (394,428)      $  (367,281)
  Adjustments to reconcile net loss to net cash from (used in)
    operating activities:
     Depreciation, depletion and amortization expense                           1,551,685           557,167
     Dry holes and abandonments of previously
        capitalized oil and gas properties                                         43,033             2,865
     Gain on sale of assets                                                            --            (4,785)
     Equity in income of related partnerships                                    (107,356)         (123,794)
     Increase in deferred taxes                                                  (235,600)         (182,300)
     (Increase) decrease in assets:
            Accounts receivable and due from partnerships                         139,876          (456,070)
            Other current assets                                                    1,444           (25,603)
            Other assets                                                          (29,760)         (167,123)
     Increase (decrease) in liabilities:
            Accounts payable and accrued liabilities                             (724,071)          323,286
            Drilling advances                                                          --        (1,335,124)
                                                                              -----------       -----------

              Net cash provided by (used in) operating
                activities                                                        244,823        (1,778,762)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of proven properties                                                (6,839,114)       (4,129,663)
  Proceeds from sale of other property and equipment                                   --            10,054
  Purchase of wells and related equipment                                      (3,256,434)       (2,513,051)
  Purchase of other property and equipment                                        (30,951)         (251,244)
  Distributions from affiliated partnerships                                       77,006            92,426
  Contributions to affiliated partnerships                                        (34,510)         (318,100)
  Purchase of oil and gas leases                                                  (15,651)           (7,806)
                                                                              -----------       -----------

               Net cash used in investing activities                          (10,099,654)       (7,117,384)

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