Form 10QSB
period 1999-03-31
ENERGY SEARCH INC
filed 1999-05-14
CIK 932181

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

===========================================================================

                                FORM 10-QSB

(Mark One)

[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _______ to _______

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

     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,019,308 (May 14,
1999)

     Transitional Small Business Disclosure Format (check one): Yes [ ]
     No [X]
===========================================================================

                        ENERGY SEARCH, INCORPORATED

                                                                        PAGE

PART I.  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS:
               BALANCE SHEETS                                             1
               STATEMENTS OF OPERATIONS                                   3
               STATEMENTS OF CASH FLOWS                                   4
               NOTES TO FINANCIAL STATEMENTS                              5

     ITEM 2. MANAGEMENT'S DISCUSSION  AND ANALYSIS OR PLAN OF
             OPERATION                                                    5

PART II.  OTHER INFORMATION

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                   13

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            14

SIGNATURES                                                               16

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        ENERGY SEARCH, INCORPORATED
                              BALANCE SHEETS
                                                                   MARCH 31,       DECEMBER 31,
                                                                     1999           1998<F*>
                                                                  -----------      ------------
                                                                  (Unaudited)
ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                 $   250,663      $   595,749
        Accounts receivable                                           873,836          980,881
        Other current assets                                          103,760           90,226
                                                                  -----------      -----------

              Total current assets                                  1,228,259        1,666,856

OIL AND GAS PROPERTIES
        Proven properties                                          13,702,986       13,165,858
        Unproven properties                                           211,095          209,616
        Wells and related equipment                                11,471,970       11,357,198
        Less accumulated depreciation, depletion and
          amortization                                             (4,797,740)      (4,467,912)
                                                                  -----------      -----------

              Net oil and gas properties                           20,588,311       20,264,760

OTHER ASSETS
        Other property and equipment, net                             273,680          287,746
        Investments in related partnerships                         1,733,847        1,713,267
        Deferred tax asset                                            982,000          886,000
        Other                                                         214,447          204,780
                                                                  -----------      -----------

              Total other assets                                    3,203,974        3,091,793

              TOTAL ASSETS                                        $25,020,544      $25,023,409
                                                                  ===========      ===========

<F*>Condensed from audited financial statements

                        ENERGY SEARCH, INCORPORATED
                        BALANCE SHEETS (CONTINUED)
                                                                   MARCH 31,       DECEMBER 31,
                                                                     1999           1998<F*>
                                                                  -----------      ------------
                                                                  (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Current portion of long-term debt                         $   549,098      $   546,407
        Accounts payable and accrued liabilities                      614,311          632,677
                                                                  -----------      -----------
              Total current liabilities                             1,163,409       1,179,084

LONG-TERM DEBT, less current portion                                7,956,494       7,703,369

SHAREHOLDERS' EQUITY
        Preferred stock (no par value, 5,000,000 shares
           authorized; 175,547 and 175,547 shares of
           9% redeemable convertible issued at outstanding
           as of March 31, 1999 and December 31, 1998,
           respectively)                                              831,071          847,707

        Common stock (no par value, 25,000,000 shares
           authorized; 4,019,308 and 4,017,308 shares issued
           and outstanding as of March 31, 1999 and
           December 31, 1998, respectively)                        17,206,862       17,206,862

        Accumulated deficit                                        (2,137,292)      (1,913,613)
                                                                  -----------      -----------

              Total shareholders' equity                           15,900,641       16,140,956
                                                                  -----------      -----------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $25,020,544      $25,023,409
                                                                  ===========      ===========

<F*>Condensed from audited financial statements

See notes to Financial Statements

                        ENERGY SEARCH INCORPORATED
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                                                             FOR THE THREE MONTHS ENDED
                                                          MARCH 31, 1999     MARCH 31, 1998
                                                          --------------     --------------
REVENUE
      Oil & gas sales                                       $  627,684         $ 647,074
      Management fees                                           23,000            47,566
      Net turnkey revenue                                           --           (93,840)
      Other revenue                                            127,560           212,266
                                                            ----------         ---------
            Total revenue                                      778,244           813,066

OPERATING EXPENSES
      Production costs                                          96,566           156,663
      Exploration costs                                         15,645            53,079
      Depreciation, depletion and amortization                 388,039           221,960
      Interest                                                 160,186            20,433
      General and administrative                               415,118           519,218
                                                            ----------         ---------

            Total operating expenses                         1,075,554           971,353

NET LOSS FROM OPERATIONS                                      (297,310)         (158,287)

OTHER INCOME (EXPENSE)
      Program subsidies                                        (27,716)          (42,546)
      Equity in income of related partnerships                   5,347            30,821
                                                            ----------         ---------

            Total other income (expense)                       (22,369)          (11,725)

NET (LOSS) BEFORE INCOME TAXES                                (319,679)         (170,012)

INCOME TAX BENEFIT                                              96,000            50,300
                                                            ----------         ---------

NET (LOSS)                                                  $ (223,679)        $(119,712)

BASIC NET (LOSS) PER COMMON SHARE                                 (.06)            (0.03)

DILUTED NET (LOSS) PER COMMON SHARE                               (.06)            (0.03)

See notes to Financial Statements

                        ENERGY SEARCH, INCORPORATED
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                  FOR THE THREE MONTHS ENDED
                                                                MARCH 31, 1999   MARCH 31, 1998
                                                                --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $(223,679)       $ (119,712)
    Adjustments to reconcile net loss to net cash used
       in operating activities:
        Depreciation, depletion and amortization expense            388,039           221,960
        Equity in income of related partnerships                     (5,347)          (30,821)
        Increase in deferred taxes                                  (96,000)          (50,300)
        (Increase) decrease in assets:
            Accounts receivable and due from partnerships            58,299           278,559
            Other current assets                                    (13,534)           19,925
            Other assets                                            (30,605)          (22,139)
    Increase (decrease) in liabilities:
        Accounts payable and accrued liabilities                    (18,366)          469,718
                                                                  ---------        ----------
            Net cash provided by operating activities                58,807           767,190

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of proven properties                                  (537,128)       (1,714,651)
    Purchase of wells and other related equipment                  (114,772)         (525,752)
    Purchase of other property and equipment                         (5,708)          (29,886)
    Distributions from affiliated partnerships                       16,014            22,031
    Contributions to affiliated partnerships                             --           (30,536)
    Purchase of oil and gas leases                                   (1,479)           (8,160)
                                                                  ---------        ----------
            Net cash used in investing activities                  (643,073)       (2,286,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on stock issuance costs   common stock                      --           (11,250)
    Payments on stock issuance costs   preferred stock              (16,636)               --
    Proceeds from issuance of long-term debt                        270,000                --
    Payments on long-term debt                                      (14,184)           (6,813)
                                                                  ---------        ----------
            Net cash provided by financing activities               239,180           (18,063)

NET INCREASE IN CASH AND CASH EQUIVALENTS                          (345,086)       (1,537,827)

CASH AND CASH EQUIVALENTS - Beginning of period                     595,749         2,252,316



CASH AND CASH EQUIVALENTS - End of period                         $ 250,663        $  714,489
                                                                  =========        ==========

ENERGY SEARCH, INCORPORATED
---------------------------------------------------------------------------
                                              NOTES TO FINANCIAL STATEMENTS
                                                             MARCH 31, 1999

BASIS OF PRESENTATION

     The condensed Balance Sheets as of March 31, 1999 and December 31, 1998, the Statements of Operations for the three-month periods ended March 31, 1999 and 1998 and the Statements of Cash Flows for the three-month periods ended March 31, 1999 and March 31, 1998 have been prepared by the Company.

     In the opinion of management all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998 and notes thereto included in the Form 10-KSB/A filed with the Securities and Exchange Commission on April 15, 1999.

EARNINGS PER SHARE

     Earnings (loss) per share of common and common equivalent stock are based on the weighted average common shares outstanding and are retroactively adjusted for stock splits.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

     This discussion and analysis of financial condition and results of operations, and other sections of this Form 10-QSB, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil and gas industry, the economy, and about the Company itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)

expressions are intended to identify such forward-looking statements.
These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.
Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

     Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: changes in production volumes, worldwide demand and commodity prices for petroleum natural resources; the timing and extent of the Company's success in discovering, acquiring, developing and producing natural gas and oil reserves; risks incident to the drilling and operation of natural gas and oil wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; the effect of hedging activities; conditions in the capital markets; and the effects of the Year 2000 issues on the Company's business.

OVERVIEW

     The Company is an independent oil and gas company organized as a Tennessee corporation in 1990 and engaged in and focused exclusively on the exploration, development, production and acquisition of natural gas properties and to a limited extent oil in the Appalachian Basin. The Company's emphasis is on natural gas production with approximately 90% of its production in 1998 from natural gas. Daily net production averaged approximately 2.99 MMcfed in 1998, and currently exceeds 3.0 MMcfed.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31,
1998

FINANCIAL CONDITION

     Total assets decreased $2,865 or .01% from December 31, 1998 to March 31, 1999 primarily due to a decrease of $438,597 in current assets and after an offsetting net increase in oil and gas properties of $323,551 and other assets of $112,181.

     Current assets for the three-month period ended March 31, 1999 decreased $438,597 to $1,228,259 or a 26.3% decrease compared to current assets for the year ended December 31, 1998. The decrease in current assets is due primarily to a decrease in cash of $345,086 to $250,663 or 57.9% for the three-month period ended March 31, 1999. This decrease is due to the Company's continued expenditures of cash for drilling and development of wells in its Beaver Lease and Churchtown lease areas as well as enhancement efforts and development of wells in its Simmons Field and Viking Field. See "--Cash Flow from Operations, Investing and Financing Activities" for further discussion.

     Oil and gas properties for the three-month period ended March 31, 1999 increased $323,551 to $20,588,311 or1.6% from the amount reported at December 31, 1998. The increase is primarily a result of continued successful drilling activity for the Company's own account and the purchase by the Company of oil and gas lease interests in proven properties.

     The Company increased capital expenditures for drilling and well-related equipment from December 31, 1998 to March 31, 1999 in the amount of $114,772. The increase is primarily a result of Company drilling in the first quarter of 1999.

     Proven properties increased $537,128 to $13,702,986 or 4.1% from the amount reported at December 31, 1998. The increase is primarily due to the purchase by the Company of oil and gas lease interests in proven properties and the capitalization of intangible drilling costs
(approximately $296,467) associated with the Company drilled wells.

     The Company has concluded that certain of the wells it initially drilled on the Beaver Lease are in need of substantial remediation to achieve desired rates of production. The remediation project is in the process of being designed and is expected to commence in the later part of 1999 if capital funds become available. The cost of the remediation project is not yet known.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)


     Total liabilities increased $237,450 or 2.7% from December 31, 1998 to March 31, 1999 due primarily to an increase in long-term debt of $253,125. See "--Liquidity & Capital Resources" for further discussion. This increase in long-term debt was used primarily to fund the drilling, development and enhancement efforts on Company wells described above. Current liabilities decreased $15,675 to $1,163,409 or 1.3% from December 31, 1998 to March 31, 1999 primarily due to a decrease in accounts payable and accrued expenses of $18,366 to $614,311 at March 31, 1999, a decrease of 2.9%.

RESULTS OF OPERATIONS

     For the three-month period ended March 31, 1999, the Company had a net loss after tax of $223,679, compared to net loss after tax of $119,712 for the three-month period ended March 31, 1998.

     For the three-month period ended March 31, 1999, total net revenues decreased $34,822 or 4.3% from $813,066 to $778,244 for the same period in 1998 due primarily to a decrease in oil and gas revenue, management fees and other revenue.

     Oil and gas revenue decreased $19,390 to $627,684 for the three-month period ended March 31, 1999, a decrease of 3.0% over that reported as of March 31, 1998. Net paid production increased 19% from approximately 2.6 MMcfed in the first quarter of 1998 to approximately 3.1 MMcfed in the first quarter of 1999. Despite the increase in net paid production, oil and gas revenue decreased due to the decrease in the price of the natural gas commodity. The average gas price was $2.23 and $2.74 for the three-month periods ended March 31, 1999 and 1998, respectively.

     Management fees for the three-month period ended March 31, 1999 decreased $24,566 to $23,000, a decrease of 51.6% over that reported as of
March 31, 1998.   This decrease is a result of the purchase of the working
interests owned by five Affiliated Drilling Partnerships in the third quarter of 1998 thus eliminating any payment obligation by the Affiliated Drilling Partnerships to the Company hereafter. Management fees are derived from services provided to Affiliated Drilling Partnerships, and the Company expects management fees to continue to decrease.

     Other revenue decreased $84,706 for the three-month period ended March 31, 1999, a decrease of 39.9% over that reported for the same period in 1998. This decrease is due primarily to a decrease in the gas transportation revenue earned by the Company. In 1998, the Company charged

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)


certain wells a transportation fee for gas flowing through the Company's pipeline system. Effective in the third quarter of 1998, the Company eliminated the transportation fee. For the three-month period ended March 31, 1999, the Company recognized no gas transportation revenue compared to gas transportation revenue of approximately $56,905 for the three-month period ended March 31, 1998.

     The decrease in other revenue is also due to a decrease in the gross operating commission revenue earned by Equity Financial Corporation ("EFC") of approximately $16,562 to $120,895, a decrease of 12% over that reported for the same period in 1998. The decrease is primarily a result of EFC having reduced its number of actual workers to only one. EFC has been a profitable segment of the Company's operation. For the three-month period ended March 31, 1999, EFC had a net loss of approximately $9,749. The Company expects EFC to be marginally profitable in 1999. If EFC is not profitable at year-end 1999, management will evaluate the continued viability of EFC. Interest income decreased approximately $9,893 due to the decrease in the Company's cash balances.

     For the three-month period ended March 31, 1999, the Company recognized no turnkey revenue compared to a net turnkey expense of $93,840 for the three-month period ended March 31, 1998. Net turnkey revenue is drilling profit recognized upon the drilling to total depth of wells in Affiliated Drilling Partnerships. The Company did not sponsor an Affiliated Drilling Partnership in the first quarter of 1999 or 1998. The turnkey expense recognized in the first quarter of 1998 was a result of additional expenses incurred on the 1997 year-end drilling programs.

     Management anticipates continued growth in oil and gas revenues; however, management does not expect the growth to continue at the same high levels reflected in 1998. The continued growth of the Company's oil and gas revenues and reserves will be dependent on future drilling success, capital raising efforts and the pricing of the Company's primary commodity product, natural gas.

     Total operating expenses increased $104,201 or 10.7% for the three-month period ended March 31, 1999 over the three-month period ended March 31, 1998. This increase is due primarily to an increase in depreciation, depletion and amortization expense associated with the larger number of Company wells and increased production of net wells now owned by the Company of $166,079 or 74.8% and an increase in interest expense of $139,753 or 684% due to the increase in the Company's long-term debt. Production expenses and exploration expenses decreased $60,097 and $37,434

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)


for the three-month period ended March 31, 1999 over that reported for the same period in 1998. Production expenses decreased in the first quarter of 1999 primarily due to a change in personnel which resulted in a decrease in the wages allocated to production expenses. Subject to a change in the Company's current personnel, this trend should continue. In the first quarter of 1998, the Company was involved in a project implementing new technology for exploration and development of the Company's reserves and well database. The project was substantially completed in the first quarter of 1998.

     General and administrative ("G&A") expenses decreased $104,100 to $415,118 or 20.0% for the three-month period ended March 31, 1999. This net decrease is primarily a result of the change in business plan of the Company to drill primarily for the account of the Company. Certain costs directly related to drilling of Company wells have been included in the cost of oil and gas properties. To a lessor extent, G&A expenses decreased due to a decrease in EFC's G&A included into the G&A costs of the Company of approximately $126,257, a $30,648 decrease in expenses over that reported for the same period in 1998.

     Other income and expense changed from a net expense of $11,725 for the three-month period ended March 31, 1998 to a net expense of $22,369 for the three-month period ended March 31, 1999. The change is primarily a result of a decrease in the income of related partnerships of $25,474 and an offsetting decrease in program reimbursement of $14,830. These costs fluctuate based on production of partnership wells for which the Company is the managing general partner and will continue at a similar amount during the remainder of 1999.

CASH FLOW FROM OPERATIONS, INVESTING AND FINANCING ACTIVITIES

     The Company provided $58,807 of net cash flow from operating activities for the three-month period ended March 31, 1999 and provided $767,190 of net cash flow from operating activities for the same period in 1998. Cash was absorbed by a loss of $223,679 and a loss of $119,712 for the three-month periods ended March 31, 1999 and 1998, respectively. Cash was provided by a decrease in accounts receivable and amounts due from partnerships of $58,299 and $278,559 for the three-month periods ended March 31, 1999 and March 31, 1998, respectively. The decrease in accounts receivable for the three-month period ended March 31, 1999 was a result of a decrease in the oil and gas revenue receivable of $107,045 and an offsetting increase in the amounts due from partnerships of $48,746. The decrease in accounts receivable for the three-month period ended March 31, 1998 was a result of the collection of the year-end Affiliated Drilling

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)


Partnership receivable. Cash was used by an increase in other assets of $30,605 and a decrease in accounts payable and accrued expenses of $18,366 for the three-month period ended March 31, 1999. The increase in other assets was primarily a result of an increase in net bank loan costs of $40,879 and an offsetting decrease in prepaid stock costs of $6,250. Cash was provided for the three-month period ended March 31, 1998 by an increase in accounts payable and accrued expenses of $469,718. Cash was provided by depreciation, depletion and amortization ("DDA") of $388,039 and $221,960 for the three-month periods ended March 31, 1999 and 1998, respectively. The increase in DDA is a direct result of increased drilling and natural gas operations.

     Cash flows used for investing activities decreased from $2,286,954 for the three-month period ended March 31, 1998 to $643,073 for the three-month period ended March 31, 1999. The primary investment activities for the three-month period ended March 31, 1999 were purchases of proven properties of $537,128, purchases of wells and related equipment of $114,772 and purchases of other property and equipment of $5,708. The primary investment activities for the three-month period ended March 31, 1998 were purchases of proven properties of $1,714,651, purchases of wells and related equipment of $525,752, purchases of other property and equipment of $29,886 and contributions to Affiliated Drilling Partnerships of $30,536. The cash flow from investing activities were distributions from Affiliated Drilling Partnerships of $16,014 and $22,031 for the three-month periods ending March 31, 1999 and 1998, respectively.

     Cash flows from financing activities increased $257,243 from the amount reported at March 31, 1998 to a level of $239,180 for the three-
month period ended March 31, 1999. The significant source of financing activities in the first quarter of 1999 was proceeds from incurring long-
term debt in the amount of $270,000.  The majority of the funds were used for the Company's continued expenditures for drilling and development of wells in its Churchtown and Beckley lease areas. The primary cause of the decrease in cash flows from financing activities was the payment of stock issuance costs of $16,636 and $11,250 for the three-month periods ending
March 31, 1999 and 1998, respectively.   The other significant uses of cash
flows from financing activities were the payments on long-term debt of $14,184 and $6,813 for the three-month periods ending March 31, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The primary source of funds in 1999 has been from cash flow from operations and borrowing against the Company's Bank One credit facility in

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)


the amount of approximately $270,000. The proceeds from these sources have been spent on Company operations and developmental drilling activities in the southeastern Ohio and Southern West Virginia areas.

     There can be no assurance that the Company will realize any funds by the sponsoring of an Affiliated Drilling Partnership in 1999.

     The Company intends to fund its budgeted capital expenditures in 1999 primarily from cash flow from operations and borrowings. The Company has in place a Bank One credit facility with a credit limit which has been expanded by $1,000,000 to a total of $8,800,000 and upon which $8,019,776 was drawn down as of March 31, 1999. The Bank One credit facility is collateralized by a first lien on the Company's oil and natural gas properties. Interest is payable at prime plus 1.50% per annum. The Bank
One credit facility includes a principal reduction of $75,000 per month commencing on September 1, 1999. The Company also has a note payable to SunTrust Bank with an outstanding principal balance of approximately $486,000 as of March 31, 1999, collateralized by certain equipment, payable in monthly installments of principal and interest at 7.75% per annum, with unpaid principal balance due March 5, 2003. The Company is subject to various loan covenants in connection with its credit facilities including requirements on its tangible net worth, debt to tangible net worth, limits on partnership subsidies, restrictions on payment of dividends and general and administrative expenses. The Company was in compliance with these covenants at March 31, 1999.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)


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

     STATE OF READINESS. The Company is acutely aware of and has assessed and will continue to assess the impact of the Year 2000 issue on the Company's reporting systems and operations. The Year 2000 issue exists because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits would always be "19." Unless corrected, this shortcut may cause problems with some computer systems and equipment with embedded computer chips.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)


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

     The Company's current accounting system is not presently Year 2000 ready. The Company has, along with outside consultants, evaluated its current system in comparison with four alternative systems and has concluded that a change in systems is required to assure readiness for the Year 2000. The new accounting (I.T.) software chosen is Sherware, Inc. which has been purchased at a cost of $2,740. Installation and data conversion to the new system began in April 1999 and is expected to be fully operational by June 1999 at an all inclusive cost of approximately $5,000 to $7,000. This cost includes cost of software purchase, installation, conversion of data from the old to the new system and training of staff in the operation of the new system.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)


expose the Company to the potential for loss and impairment of business processes and activities. The Company is assessing these risks and is creating contingency plans intended to address perceived risks. If such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have an adverse impact on the operations of the Company.

     COST TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. As of May 12, 1999,e Company has spent approximately $10,000 on identifying and assessing the Year 2000 issue in connection with the Company's computer programs and applications, which includes extensive internal personnel hours in researching the Year 2000 issue and evaluating readiness. Financial expenditure on outside consultants to date has been minimal. As discussed above, the decision to change the Company I.T. accounting software system will be at a total estimated cost of approximately $5,000 to $7,000.
Total anticipated costs of Year 2000 compliance activities is not expected to exceed $25,000. This amount will be paid from the operating capital budget and would represent less than one percent of the Company's expected total G&A expenses for the year.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          (CONTINUED)


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


                        PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Effective in January of 1999, 90,000 executive officer common stock purchase warrants became vested equally to Messrs. Torrey, Cooper and Remine. These warrants have an exercise price of $4.50 per share and are exercisable at any time. These warrants were issued pursuant to Section 4(2) of the Securities Act of 1933 and Rule 701 promulgated thereunder.

     In January of 1999, outside directors Douglas A. Yoakley and Kim A. Walbe were issued 1,000 shares of Company common stock each pursuant to the Company's Stock Option and Restricted Stock Plan of 1998. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 701 promulgated thereunder.

     In December of 1998, effective in January of 1999, the Board of Directors and the Compensation Committee authorized the reduction of the exercise price of certain common stock purchase warrants issued to non-employee directors and employees. These warrants were considered to be cancelled and reissued under the Company's Stock Option and Restricted Stock Plan of 1998. There are 19,000 shares of Common Stock issuable pursuant to these reissued options. The exercise price has been reduced from an initial range of $5.25 to $6.50 per share, to a new exercise price of $4.50 per share. The options currently are exercisable and have various expiration dates. The reduction of exercise price and resulting reissuance of warrants was exempt from registration under

Section 4(2) of the Securities Act of 1933 and Rule 701 promulgated thereunder.

     Also in December of 1998, effective in January of 1999, the Board of Directors and the Compensation Committee authorized the reduction of the exercise price of 180,000 vested executive officer common stock purchase warrants issued in equal amounts to Messrs. Torrey, Cooper and Remine. The exercise price was reduced from $8.00 per share to $4.50 per share. It is the Company's intent to bring these warrants under the Stock Option and Restricted Stock Plan of 1998 if the proposed amendment to the Plan is adopted by the shareholders at the Company's June 17, 1999 annual meeting of shareholders. The reduction of exercise price and resulting reissuance of warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 701 promulgated thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS. The following document is filed as an exhibit to this report on Form 10-QSB:

EXHIBIT NO.                   DOCUMENT

3.1       Fourth Amended and Restated Charter of the Registrant<F1>
3.2       Bylaws of the Registrant<F2>
4.1       Specimen of Common Stock Certificate<F3>
4.2       Specimen of Redeemable Series A Common Stock Purchase
          Warrant Certificate<F3>
4.3       Specimen of Underwriters' Warrant Certificate<F3>
4.4       Charter (See Exhibit 3.1)
4.5       Bylaws (See Exhibit 3.2)
9.1       Shareholder Voting Agreement and Irrevocable Proxy<F3>
10.1 Energy Search Natural Gas 1995-A L.P. Limited Partnership Agreement, dated March 31, 1995<F3>
10.2 Energy Search Natural Gas 1995-A L.P. Joint Drilling and Operating Agreement, dated March 31, 1995<F3>
10.3 Energy Search Natural Gas 1996 L.P.-Limited Partnership Agreement, dated June 10, 1996<F3>
10.4 Energy Search Natural Gas 1996 L.P.-Joint Drilling and Operating Agreement, dated June 10, 1996<F3>
10.5 ESI Pipeline Operating Partnership-Limited Partnership Agreement, dated January 7, 1993<F3>
10.6 Energy Search Natural Gas Pipeline Income Partnership-Limited Partnership Agreement, dated January 7, 1993<F3>
10.7 Gas Servicing Agreement between the Registrant and ESI Pipeline Operating L.P., dated January 5, 1993<F3>
10.8 Selling Agreement-Class B Convertible Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996<F3>

10.9 Selling Agreement-Class A and Class B Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996<F3>
10.10 Selling Agreement-Variable Rate Subordinated Debentures between Registrant and Equity Financial Corporation, dated September 19, 1994<F3>
10.11 Aircraft Lease between Charles P. Torrey, Jr. and the Registrant dated February 1, 1995<F3>
10.12 Beaver Coal Company Lease between Beaver Coal Company Limited and the Registrant, dated September 15, 1996<F3>
10.13     Employment Agreements with officers and key employees of the
          Registrant
          (a)  John M. Johnston<F3><F*>
          (b)  Robert L. Remine<F3><F*>
          (c)  Charles P. Torrey, Jr.<F3><F*>
          (d)  Richard S. Cooper<F3><F*>
          (e)  Michael W. Mooney<F4><F*>
10.14     Promissory Notes of Executive Officers in Favor of
          Registrant
          (a)  Charles P. Torrey, Jr.<F3>
          (b)  Robert L. Remine<F3>
          (c)  Richard S. Cooper<F3>
10.15     Stock Option Plan<F3><F*>
10.16     Outside Directors' Stock Option Plan<F3><F*>
10.17     Form of Lock-Up Agreement<F3>
10.18     Stock Option and Restricted Stock Plan of 1998<F1><F*>
10.19     Form of Indemnification Agreement <F1><F*>
10.20 1998 Stock Option and Restricted Stock Plan for Outside Advisors and Consultants<F5>
27.1      Financial Data Schedule
-------------------------------
<F*> Management contract or compensatory plan or arrangement.

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

     (b) REPORTS ON FORM 8-K. The Company did not file a Form 8-K report during the three-month period ended March 31, 1999.

                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ENERGY SEARCH, INCORPORATED


Date:  May 14, 1999           By /S/ RICHARD S. COOPER
                                 Richard S. Cooper, President


Date:  May 14, 1999           By /S/ ROBERT L. REMINE
                                 Robert L. Remine, Chief Financial Officer

                               EXHIBIT INDEX

EXHIBIT NO.                   DOCUMENT

3.1       Fourth Amended and Restated Charter of the Registrant<F1>
3.2       Bylaws of the Registrant<F2>
4.1       Specimen of Common Stock Certificate<F3>
4.2       Specimen of Redeemable Series A Common Stock Purchase
          Warrant Certificate<F3>
4.3       Specimen of Underwriters' Warrant Certificate<F3>
4.4       Charter (See Exhibit 3.1)
4.5       Bylaws (See Exhibit 3.2)
9.1       Shareholder Voting Agreement and Irrevocable Proxy<F3>
10.1 Energy Search Natural Gas 1995-A L.P. Limited Partnership Agreement, dated March 31, 1995<F3>
10.2 Energy Search Natural Gas 1995-A L.P. Joint Drilling and Operating Agreement, dated March 31, 1995<F3>
10.3 Energy Search Natural Gas 1996 L.P.-Limited Partnership Agreement, dated June 10, 1996<F3>
10.4 Energy Search Natural Gas 1996 L.P.-Joint Drilling and Operating Agreement, dated June 10, 1996<F3>
10.5 ESI Pipeline Operating Partnership-Limited Partnership Agreement, dated January 7, 1993<F3>
10.6 Energy Search Natural Gas Pipeline Income Partnership-Limited Partnership Agreement, dated January 7, 1993<F3>
10.7 Gas Servicing Agreement between the Registrant and ESI Pipeline Operating L.P., dated January 5, 1993<F3>
10.8 Selling Agreement-Class B Convertible Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996<F3>
10.9 Selling Agreement-Class A and Class B Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996<F3>
10.10 Selling Agreement-Variable Rate Subordinated Debentures between Registrant and Equity Financial Corporation, dated September 19, 1994<F3>
10.11 Aircraft Lease between Charles P. Torrey, Jr. and the Registrant dated February 1, 1995<F3>
10.12 Beaver Coal Company Lease between Beaver Coal Company Limited and the Registrant, dated September 15, 1996<F3>
10.13 Employment Agreements with officers and key employees of the Registrant
          (a)  John M. Johnston<F3><F*>
          (b)  Robert L. Remine<F3><F*>
          (c)  Charles P. Torrey, Jr.<F3><F*>
          (d)  Richard S. Cooper<F3><F*>
          (e)  Michael W. Mooney<F4><F*>

10.14     Promissory Notes of Executive Officers in Favor of
          Registrant
          (a)  Charles P. Torrey, Jr.<F3>
          (b)  Robert L. Remine<F3>
          (c)  Richard S. Cooper<F3>
10.15     Stock Option Plan<F3><F*>
10.16     Outside Directors' Stock Option Plan<F3><F*>
10.17     Form of Lock-Up Agreement<F3>
10.18     Stock Option and Restricted Stock Plan of 1998<F1><F*>
10.19     Form of Indemnification Agreement <F1><F*>
10.20 1998 Stock Option and Restricted Stock Plan for Outside Advisors and Consultants<F5>
27.1      Financial Data Schedule
-------------------------------
<F*> Management contract or compensatory plan or arrangement.

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