Form 10QSB
period 1999-06-30
ENERGY SEARCH INC
filed 1999-08-16
CIK 932181

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X               No

          The number of shares outstanding of the issuer's common stock as of July 15, 1999 is 4,019,308.

          Transitional Small Business Disclosure Format (check one): Yes           No     X

ENERGY SEARCH, INCORPORATED

Page

Part I. Financial Information

Item 1. Financial Statements:
Balance Sheets	1
Statements of Operations	3
Statements of Cash Flows	5
Notes to Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan of Operation	6

Part II. Other Information

Item 2. Changes in Securities	16

Item 4. Submission of Matters to a Vote of Security-Holders	16

Item 6. Exhibits and Reports on Form 8-K	16

Signatures	19

-i-

Part I. Financial Information

Item 1. Financial Statements

ENERGY SEARCH, INCORPORATED
BALANCE SHEETS

	June 30, 1999	December 31, 1998*
Assets	(Unaudited)

Current Assets
Cash and cash equivalents	$ 360,450	$ 595,749
Accounts receivable	896,959	980,881
Other current assets	119,813	90,226

Total current assets	1,377,222	1,666,856

Oil and Gas Properties
Proven properties	14,332,732	13,165,858
Unproven properties	211,315	209,616
Wells and related equipment	11,638,968	11,357,198
Less accumulated depreciation, depletion and amortization	(5,150,043)	(4,467,912)

Net oil and gas properties	21,032,972	20,264,760

Other Assets
Other property and equipment, net	276,131	287,746
Investments in related partnerships	1,758,532	1,713,267
Deferred tax asset	1,108,300	886,000
Other	408,116	204,780

Total other assets	3,551,079	3,091,793

Total assets	$ 25,961,273	$ 25,023,409

(Continued)

*Condensed from audited financial statements

ENERGY SEARCH, INCORPORATED
BALANCE SHEETS (Continued)

	June 30, 1999	December 31, 1998*
Liabilities and Shareholders' Equity	(Unaudited)

Current Liabilities
Current portion of long-term debt	$ 32,294	$ 546,407
Accounts payable and accrued liabilities	571,939	632,677

Total current liabilities	604,233	1,179,084

Long-Term Debt, less current portion	9,928,039	7,703,369

Shareholders' Equity
Preferred stock (no par value, 5,000,000 shares authorized; 175,547 and 175,547 shares of 9% redeemable convertible issued and outstanding as of June 30, 1999 and December 31, 1998, respectively)	831,071	847,707

Common stock (no par value, 25,000,000 shares authorized; 4,019,308 and 4,017,308 shares issued and outstanding as of June 30, 1999 and December 31, 1998, respectively)	17,227,488	17,206,862

Accumulated deficit	(2,629,558)	(1,913,613)

Total shareholders' equity	15,429,001	16,140,956

Total liabilities and shareholders' equity	$ 25,961,273	$ 25,023,409

*Condensed from audited financial statements

See Notes to Financial Statements

ENERGY SEARCH, INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended June 30,
	1999	1998

Revenue
Oil & gas sales	$ 1,156,191	$ 1,220,621
Management fees	45,600	104,403
Net turnkey revenue	--	41,479
Other revenue	248,106	374,161

Total revenue	1,449,897	1,740,664

Operating Expenses
Production costs	223,614	319,301
Exploration costs	26,112	93,639
Depreciation, depletion and amortization	806,352	454,085
Interest	379,034	73,592
General and administrative	860,283	851,661

Total operating expenses	2,295,395	1,792,278

Net (Loss) from Operations	(845,498)	(51,614)

Other Income (Expense)
Program re-allocations	(59,697)	(94,526)
Equity in income of related partnerships	10,041	46,990

Total other income (expense)	(49,656)	(47,536)

Net (Loss) Before Income Taxes	(895,154)	(99,150)

Income Tax Benefit	222,300	28,400

Net (Loss)	$ (672,854)	$ (70,750)

Basic Net (Loss) Per Common Share	(.17)	(.02)

Diluted Net (Loss) Per Common Share	(.17)	(.02)

See Notes to Financial Statements

ENERGY SEARCH, INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,
	1999	1998

Revenue
Oil & gas sales	$ 528,507	$ 573,547
Management fees	22,600	56,837
Net turnkey revenue	--	135,319
Other revenue	120,546	161,895

Total revenue	671,653	927,598

Operating Expenses
Production costs	127,048	162,638
Exploration costs	10,467	40,560
Depreciation, depletion and amortization	418,313	232,125
Interest	218,848	53,159
General and administrative	445,165	332,443

Total operating expenses	1,219,841	820,925

Net (Loss) Income From Operations	(548,188)	106,673

Other Income (Expense)
Program re-allocations	(31,981)	(51,980)
Equity in income of related partnerships	4,694	16,169

Total other income (expense)	(27,287)	(35,811)

Net (Loss) Before Income Taxes	(575,475)	70,862

Income Tax Benefit (Expense)	126,300	(21,900)

Net (Loss) Income	$ (449,175)	$ 48,962

Basic Net (Loss) Per Common Share	(.12)	.01

Diluted Net (Loss) Per Common Share	(.12)	.01

See Notes to Financial Statements

ENERGY SEARCH, INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	1999	1998

Cash Flows From Operating Activities:

Net loss	$ (672,854)	$ (70,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization expense	806,352	454,085
Equity in income of related partnerships	(10,041)	(46,990)
Increase in deferred taxes	(222,300)	(28,400)
(Increase) decrease in assets:
Accounts receivable and due from partnerships	(18,790)	(3,100)
Other current assets	(29,587)	(5,114)
Other assets	(253,596)	(78,109)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(60,738)	(284,405)
Net cash used by operating activities	(461,554)	(62,783)

Cash Flows From Investing Activities:
Purchase of wells and other related equipment	(281,770)	(1,749,048)
Purchase of proven properties	(1,166,874)	(3,797,677)
Purchase of other property and equipment	(27,348)	(29,886)
Distributions from affiliated partnerships	32,490	40,417
Contributions to affiliated partnerships	--	(33,510)
Issuance of common stock	20,626	--
Purchase of oil and gas leases	(1,699)	--
Net cash used in investing activities	(1,424,575)	(5,569,704)

Cash Flows From Financing Activities:
Payments on stock issuance costs – common stock	--	(11,250)
Payments on stock issuance costs – preferred stock	(16,636)	--
Proceeds from issuance of long-term debt	10,510,086	4,078,823
Payment of dividends on preferred stock	(43,091)	--
Payments on long-term debt	(8,799,529)	(14,426)
Net cash provided by financing activities	1,650,830	4,053,147

Net (Decrease) in Cash and Cash Equivalents	(235,299)	(1,579,340)
Cash and Cash Equivalents - Beginning of period	595,749	2,252,316
Cash and Cash Equivalents - End of period	$ 360,450	$ 672,976

See Notes to Financial Statements

Energy Search, Incorporated
Notes to Financial Statements
June 30, 1999

Basis of Presentation

     The condensed Balance Sheets as of June 30, 1999 and December 31, 1998, the Statements of Operations for the three and six-month periods ended June 30, 1999 and 1998 and the Statements of Cash Flows for the six-month periods ended June 30, 1999 and June 30, 1998 have been prepared by the Company.

     In the opinion of management all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. You should read these condensed financial statements in conjunction with the Company's audited financial statements for the year ended December 31, 1998 and notes thereto included in the Form 10-KSB/A filed with the Securities and Exchange Commission on April 15, 1999.

Earnings Per Share

     Earnings (loss) per share of common and common equivalent stock are based on the weighted average common shares outstanding and are retroactively adjusted for stock splits.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

     This discussion and analysis of financial condition and results of operations, and other sections of this Form 10-QSB, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil and gas industry, the economy and the Company itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of these words and similar expressions are intended to identify the forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from what may be expressed or forecasted in the forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

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

Overview

     The Company is an independent oil and gas company organized as a Tennessee corporation in 1990 and engaged in and focused exclusively on the exploration, development, production and acquisition of natural gas properties and, to a limited extent, oil in the Appalachian Basin. The Company's emphasis is on natural gas production with approximately 90% of its production in 1998 from natural gas. Daily net production averaged approximately 2.99 MMcfed in 1998, and currently exceeds 3.0 MMcfed.

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

Events Subsequent to June 30, 1999

     The Company has, pursuant to the terms of a restructuring plan (the "Restructuring Plan") set forth in a confidential disclosure memorandum dated July 20, 1999, offered to purchase from certain of its affiliated drilling partnerships ("ADPs") all of their working interest in certain oil and gas properties operated by the Company in southeastern Ohio and southern West Virginia. The ADPs involved are the 1993, 1993-A, 1994, 1994-A, 1995 and 1995-A ADPs. Each of these ADPs are managed by the Company. The Restructuring Plan, if approved by majority vote of the various ADPs, would result in the Company acquiring the working interest of the various ADPs for a combination of cash and unregistered common stock of the Company at an aggregate purchase consideration of approximately $835,000 to $1,252,000, depending on whether investor partners in the ADPs elect to receive cash or Company common stock as their liquidating distribution under the Restructuring Plan. The Company contemplates funding the cash portion of the purchase amount out of working capital and its new credit facility with Southern Producer Services, L.P., discussed below (the "SPS Credit Facility.") The Restructuring Plan provides for an effective date of January 1, 1999 and is expected to be completed in the third quarter of 1999.  In 1998 the Company acquired all of the working interest in five ADPs. The 1998 ADP acquisitions coupled with the 1999 ADP acquisitions have resulted in the Company repurchasing 11 out of a total of 16 ADPs. The Company has changed its focus from drilling for ADPs to drilling for its own account. The 1999 acquisitions continue this trend and should result in efficiencies of operation.

Financial Condition

     Total assets increased $937,864 or 3.7% from December 31, 1998 to June 30, 1999 primarily due to a decrease of $289,634 in current assets and after an offsetting net increase in oil and gas properties of $768,212 and other assets of $459,286.

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

     Current assets for the six-month period ended June 30, 1999 decreased $289,634 to $1,377,222 or a 17.4% decrease compared to current assets for the year ended December 31, 1998. The decrease in current assets is due primarily to a decrease in cash of $235,299 to $360,450 or 39.5% for the six-month period ended June 30, 1999. This decrease is due to the Company's continued expenditures of cash for drilling and development of wells in its Beaver lease and Churchtown lease areas as well as enhancement efforts and development of wells in its Simmons Field and Viking Field. See "--Cash Flows from Operations, Investing and Financing Activities" for further discussion.

     Oil and gas properties for the six-month period ended June 30, 1999 increased $768,212 to $21,032,972 or 3.8% from the amount reported at December 31, 1998. The increase is primarily a result of continued successful drilling activity for the Company's own account and the purchase by the Company of oil and gas lease interests in proven properties.

     Proven properties increased $1,166,874 to $14,332,732 or 8.9% from the amount reported at December 31, 1998. The increase is primarily due to the purchase by the Company of oil and gas lease interests in proven properties of approximately $97,100, intangible drilling costs associated with the Company drilled wells of approximately $475,000 and the capitalization of certain Company costs directly related to the drilling of Company wells of approximately $595,000.

     The Company increased capital expenditures for drilling and well-related equipment from December 31, 1998 to June 30, 1999 in the amount of $281,770. The increase is primarily a result of the Company's continued drilling in 1999. The SPS Credit Facility will allow the Company to drill approximately 60 wells over the next 12 months. The Company expects expenditures for drilling of new wells during this time to total approximately $9,000,000.

     As discussed in the Company's Form 10-KSB/A filed with the Securities and Exchange Commission, the Company has concluded that certain of the wells it initially drilled on the Beaver lease are in need of substantial remediation to achieve desired rates of production. The remediation project is in the process of being designed and is expected to commence in the later part of 1999 if capital funds become available for this purpose. The cost of the remediation project is not yet known, however, the Company believes the remediation will enhance the recoverability of reserves.

     Other assets increased $459,286 to $3,551,079 or 14.9% from the amount reported at December 31, 1998. This increase is primarily due to an increase in the deferred tax assets of $222,300 and an increase in other assets of $203,336 to $408,116 or 99.3% primarily due to the capitalization of loan costs of approximately $224,435 associated with the SPS Credit Facility.

     Total liabilities increased $1,649,819 or 18.6% from December 31, 1998 to June 30, 1999 due primarily to an increase in long-term debt of $2,224,670. The Company continued to utilize its Bank One credit facility in the first six months of 1999 borrowing approximately $1,020,000 to fund the drilling, development and enhancement efforts on Company wells described above and for continuing operations. In June 1999, the Company entered into the SPS Credit Facility. The aggregate credit limit under the terms of the SPS Credit Facility is $30,000,000. The SPS Credit Facility is secured by a pledge of all of the Company's oil and gas assets. At June 30, 1999, the Company has borrowed approximately $9,490,086 against the SPS Credit Facility. These funds were used to retire the Company's existing debt with Bank One in the amount of $8,769,776, to pay accrued interest expense and other expenses to Bank One in the amount of $54,967 and to fund developmental drilling on oil and gas properties in Ohio and West Virginia in the amount of $665,343. See "--Liquidity and Capital Resources" for further discussion.

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

     Current liabilities decreased $574,851 to $604,233 or 48.8% from December 31, 1998 to June 30, 1999. This decrease primarily is due to a decrease of $514,113 in the current portion of long-term debt to $32,294 and a decrease of $60,738 in accounts payable and accrued expenses to $571,939 at June 30, 1999, a decrease of 9.6%. See "--Liquidity and Capital Resources" for further discussion.

Results of Operations

     For the six-month period ended June 30, 1999, the Company had a net loss after tax of $672,854, compared to a net loss after tax of $70,750 for the six-month period ended June 30, 1998. For the three months ended June 30, 1999, the Company had a net loss after tax of $449,175, compared to net income of $48,962 for the same period in 1998.

     For the six-month period ended June 30, 1999, total net revenues decreased $290,767 or 16.7% from $1,740,664 to $1,449,897 for the same period in 1998 due primarily to a decrease in oil and gas revenue, turnkey revenue, management fees and other revenue. For the three-month period ended June 30, 1999, total net revenues decreased $255,945 or 27.6% from $927,598 to $671,653 for the same period in 1998 due primarily to a decrease in oil and gas revenue, turnkey revenue, management fees and other revenue.

     Oil and gas revenue decreased $64,430 to $1,156,191 for the six-month period ended June 30, 1999, a decrease of 5.3% over that reported for the six-month period ended June 30, 1998. Net paid production increased 11.1% from approximately 2.7 MMcfed for the six-month period ended June 30, 1998 to approximately 3.0 MMcfed for the same period in 1999. Despite the increase in net paid production, oil and gas revenue decreased due to the decrease in the price of the natural gas commodity. The average gas price was $2.15 for the six-month period ended June 30, 1999 and $2.50 for the six-month period ended June 30, 1998.

     Oil and gas revenue decreased $45,040 or 7.9% for the three-months ended June 30, 1999 over the amount reported for the same period in 1998. This decrease is due to the decrease in gas prices despite the increase in net paid production as noted above.

     Management fees for the six-month period ended June 30, 1999 decreased $58,803 to $45,600, a decrease of 56.3% from the amount reported for the six-month period ended June 30, 1998. This decrease is a result of the purchase of the working interests owned by five ADPs in the third quarter of 1998 thus eliminating any payment obligation by the ADPs to the Company hereafter. Management fees are derived from services provided to ADPs, and the Company expects management fees to continue to decrease due in part to the planned purchase of working interests from six ADPs under the pending Restructuring Plan anticipated to be completed in the third quarter of 1999.

     Management fees decreased $34,237 for the three-month period ended June 30, 1999, a decrease of 60.2% form the amount reported for the three-month period ended June 30, 1998 due to the factors explained above. For the six-month period ended June 30, 1999, the Company recognized no turnkey revenue compared to a net turnkey revenue of $41,479 for the six-month period ended June 30, 1998. Net turnkey revenue is drilling profit recognized upon the drilling to total depth of wells in ADPs. The Company did not sponsor an ADP in 1999. In June 1998, the Company drilled to total depth and recognized revenue of approximately $80,000 (one well) for the 1998 ADP, and recognized additional turnkey expenses incurred for the 1997 year end drilling program of approximately $35,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

     Other revenue decreased $126,055 for the six-month period ended June 30, 1999, a decrease of 33.7% over the amount reported for the same period in 1998. This decrease is due primarily to a decrease in the gas transportation revenue earned by the Company. In 1998, the Company charged certain wells a transportation fee for gas flowing through the Company's pipeline system. Effective in the third quarter of 1998, the Company eliminated the transportation fee. For the six-month period ended June 30, 1999, the Company recognized no gas transportation revenue compared to gas transportation revenue of approximately $72,700 for the six-month period ended June 30, 1998.

     The decrease in other revenue also is due to a decrease in the gross operating commission revenue earned by Equity Financial Corporation ("EFC") of approximately $32,610 to $235,289, a decrease of 12.2% over the amount reported for the same period in 1998. The decrease is primarily a result of EFC having reduced its number of commission generating affiliates. For the six-month period ended June 30, 1999, EFC had a net loss of approximately $14,937. The Company expects EFC to be marginally profitable in 1999. If EFC is not profitable at year-end 1999, management will evaluate the continued viability of EFC.

     Interest income decreased approximately $25,444 due to the decrease in the Company's cash balances.

     Other revenue decreased $41,349 for the three-month period ended June 30, 1999, a decrease of 25.5% over the amount reported for the three-month period ended June 30, 1998. The decrease in other revenue is due primarily to a decrease in gas transportation revenue of approximately $15,800, EFC gross operating commission revenue of approximately $6,000 and interest income of approximately $15,500 as explained above.

     Management anticipates continued growth in oil and gas revenues. The continued growth of the Company's oil and gas revenues and reserves will be dependent on future drilling success, access to capital and the pricing of the Company's primary commodity product, natural gas.

     Total operating expenses increased $503,117 or 28.1% for the six-month period ended June 30, 1999 over the amount reported for the six-month period ended June 30, 1998. This increase is due primarily to an increase in depreciation, depletion and amortization ("DD&A") expense associated with the larger number of Company wells and increased production of net wells now owned by the Company of $352,267 or 77.6% and an increase in interest expense of $305,442 or 415% due to the increase in the Company's long-term debt. Production expenses and exploration expenses decreased $95,687 and $67,527 for the six-month period ended June 30, 1999 over the amount reported for the same period in 1998. Production expenses decreased in the second quarter of 1999 primarily due to a change in personnel which resulted in a decrease in the wages allocated to production expenses. Depending on drilling activities, this trend may or may not continue. General and administrative ("G&A") expenses decreased $8,622 to $860,283 or 1% for the six-month period ended June 30, 1999.

     Operating expenses increased $398,916 for the three-month period ended June 30, 1999, an increase of 48.6% over the amount reported for the three-month period ended June 30, 1998 due primarily to an increase in DD&A of $186,188, an increase in interest expense of $165,689 and an increase in G&A expenses of $112,722. Beginning in 1998, certain costs, which were previously included in ADP programs and related to drilling of Company wells, have been included in the cost of oil and gas properties due to the change in the Company's business plan to drill primarily for the account of the Company.

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

     Other income and expense changed from a net expense of $47,536 for the six-month period ended June 30, 1998 to a net expense of $49,656 for the six-month period ended June 30, 1999. The change is primarily a result of a decrease in the income of ADPs of $36,949 and an offsetting decrease in ADP reimbursement of $34,829. These costs fluctuate based on production of ADP wells for which the Company is the managing general partner and will continue at a similar amount during the remainder of 1999. Other income and expense changed from a net expense of $35,811 for the three-month period ended June 30, 1998 to a net expense of $27,287 for the three-month period ended June 30, 1999 for the reasons discussed above.

     The income tax benefit increased from a benefit of $28,400 for the six-month period ended June 30, 1998 to a benefit of $222,300 for the six-month period ended June 30, 1999. This increase is due to management's belief that the Company will have enough taxable income from operations and financing to use the net operating loss carryforwards and realize the entire deferred tax asset. The income tax benefit increased from a net expense of $21,900 for the three-month period ended June 30, 1998 to a benefit of $126,300 for the three-month period ended June 30, 1999 for the reasons discussed above.

Cash Flows from Operations, Investing and Financing Activities

     The Company used $461,554 of net cash flow from operating activities for the six-month period ended June 30, 1999 and used $62,783 of net cash flow from operating activities for the same period in 1998. Cash was absorbed by a loss of $672,854 and a loss of $70,750 for the six-month periods ending June 30, 1999 and 1998, respectively. These amounts are adjusted for certain non-cash items including DD&A of $806,352 for the six-month period ended June 30, 1999 and $454,085 for the six-month period ended June 30, 1998, which have been added to net income in arriving at net cash used by operating activities. The amounts also are adjusted for an increase in the deferred tax asset of $222,300 and $28,400 for the six-month periods ending June 30, 1999 and 1998, respectively, which has reduced net income in arriving at net cash used by operating activities. Cash was used by an increase in accounts receivable and amounts due from partnerships of $18,790 and $3,100 for the six-month periods ended June 30, 1999 and June 30, 1998, respectively. The increase in accounts receivable for the six-month period ended June 30, 1999 was a result of a decrease in the oil and gas revenue receivable of $83,922 and an offsetting increase in the amounts due from partnerships of $102,712. The decrease in accounts receivable for the six-month period ended June 30, 1998 was a result of the collection of the year-end ADP receivable of $426,800 and after offsetting increases in the amounts due from partnerships of $161,579 and oil and gas revenue of $268,321. Cash was used by an increase in other assets of $253,596 and a decrease in accounts payable and accrued expenses of $60,738 for the six-month period ended June 30, 1999. The increase in other assets was primarily a result of an increase in net bank loan costs of $266,096 and an offsetting decrease in prepaid stock costs of $12,500. Cash was used for the six-month period ended June 30, 1998 by a decrease in accounts payable and accrued expenses of $284,405.

     Cash flows used for investing activities decreased from $5,569,704 for the six-month period ended June 30, 1998 to $1,424,575 for the six-month period ended June 30, 1999. The primary investment activities for the six-month period ended June 30, 1999 were purchases of proven properties of $1,166,874, purchases of wells and related equipment of $281,770 and purchases of other property and equipment of $27,348. The primary investment activities for the six-month period ended June 30, 1998 were purchases of proven properties of $3,797,677, purchases of wells and related equipment of $1,749,048, purchases of other property and equipment of $29,886 and contributions to ADPs of $33,510. The cash flow from investing activities were distributions from ADPs of $32,490 and $40,417 for the six-month periods ending June 30, 1999 and 1998, respectively.

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

     Cash flows from financing activities decreased $2,402,317 from the amount reported at June 30, 1998 to $1,650,830 for the six-month period ended June 30, 1999. The significant source of financing activities in the second quarter of 1999 were proceeds from long-term debt from Bank One, before payoff of the Bank One credit facility with the proceeds of the SPS Credit Facility in June of 1999, in the amount of $1,020,000 for continued expenditures for drilling and development of wells in its Churchtown and Beckley lease areas, and the closing and initial funding of the SPS Credit Facility in the amount of $9,490,086. These funds were used to retire the Company's existing debt with Bank One in the amount of $8,769,776, to pay accrued interest expense and other expenses to Bank One in the amount of approximately $54,967 and to fund developmental drilling on oil and gas properties in Ohio and West Virginia in the amount of approximately $665,343. See "--Liquidity and Capital Resources" for further discussion. The other significant uses of cash flows from financing activities were the payments on long-term debt of $29,753 and $14,426 for the six-month periods ending June 30, 1999 and 1998, respectively, retirement of Bank One debt of $8,769,776 for the six-month period ending June 30, 1999 discussed above and the payment of dividends on preferred stock of $43,091 for the six-month period ending June 30, 1999.

Liquidity and Capital Resources

     The primary source of funds in 1999 has been from cash flow from operations and borrowing against the Company's Bank One credit facility through June 23, 1999 and subsequently from the SPS Credit Facility. The proceeds from these sources have been spent on Company operations and developmental drilling activities in the southeastern Ohio and Southern West Virginia areas.

     The Company intends to fund its budgeted capital expenditures for the balance of 1999 primarily from cash flow from operations and borrowings. The Company has in place the SPS Credit Facility with a credit limit of $30,000,000 and upon which $9,490,086 was drawn down as of June 30, 1999. The SPS Credit Facility is collateralized by a first lien on all of the Company's oil and natural gas properties. Interest is payable at 11% per annum and SPS receives a 3% overriding royalty interest on all of the Company's oil and gas production. SPS also received warrants to purchase 100,000 shares of Company common stock at $6.50 per share. The SPS Credit Facility is accompanied by a preferred gas marketing arrangement whereby SPS has the first option to purchase and market all natural gas produced from Company wells, provided it can do so on purchase terms no less favorable than the Company could obtain marketing its own natural gas. The Company also has a note payable to SunTrust Bank with an outstanding principal balance of approximately $470,248 as of June 30, 1999, collateralized by certain non oil and gas equipment, payable in monthly installments of principal and interest at 7.75% per annum, with unpaid principal balance due March 5, 2003. The Company is subject to various loan covenants in connection with its credit facilities including requirements on its tangible net worth, debt to tangible net worth, limits on partnership subsidies, restrictions on payment of dividends and general and administrative expenses. The Company was in compliance with these covenants at June 30, 1999.

     The Company does not anticipate that it will realize any funds by the sponsoring of an ADP in 1999.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

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

Year 2000 Readiness Disclosure

     This Year 2000 Readiness Disclosure is based upon and partially repeats information provided by the Company's outside consultants and others regarding the Year 2000 readiness of the Company and its customers, suppliers, financial institutions and other parties. Although the Company believes this information to be accurate, it has not independently verified the information.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

     The Company currently runs dual accounting systems. The old system is not presently Year 2000 ready while the new system is Year 2000 ready. The Company has, along with outside consultants, evaluated its current system in comparison with four alternative systems and has concluded that a change in systems is required to assure readiness for the Year 2000. The Company purchased new accounting (I.T.) software at a cost of $2,740. Installation and data conversion to the new system began in April 1999 and is now substantially completed at an all inclusive cost of approximately $5,000 to $7,000. This cost includes cost of software purchase, installation, conversion of data from the old to the new system and training of staff in the operation of the new system.

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

     Vendors generally include suppliers of well equipment and services. Management does not expect the ability of these vendors to supply goods and services to be adversely affected by the Year 2000 event. The vendor's billing and invoice systems may experience change and/or delays during the transition, however. Gas marketers to whom the Company sells end product likewise have advised the Company that they are aware of the Year 2000 issue and are or will timely be Year 2000 compliant. Management does not expect an adverse impact on the Company's day to day operations as a result of third parties' unreadiness. There is no assurance that the systems of other companies on which the Company's systems rely will be converted in a timely manner. Unreadiness by these third parties could expose the Company to the potential for loss and impairment of business processes and activities. The Company is assessing these risks and is creating contingency plans intended to address perceived risks. If such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have an adverse impact on the operations of the Company.

     Cost to Address the Company's Year 2000 Issues.  As of August 13, 1999, the Company has spent approximately $10,000 on identifying and assessing the Year 2000 issue in connection with the Company's computer programs and applications, which includes extensive internal personnel hours in researching the Year 2000 issue and evaluating readiness. Financial expenditure on outside consultants to date has been minimal. As discussed above, the decision to change the Company I.T. accounting software system will be at a total estimated cost of approximately $5,000 to $7,000. Total anticipated costs of Year 2000 compliance activities is not expected to exceed $15,000. This amount will be paid from the operating capital budget and would represent less than 1% of the Company's expected total G&A expenses for the year.

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

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

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

     The Company's Contingency Plan.  The Company's new internal accounting system and other internal systems are Year 2000 compliant. The Company does not anticipate the need for a contingency plan with respect to Year 2000 readiness at this time.

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

Part II.  Other Information

Item 2.  Changes in Securities

     On June 23, 1999, the Company granted 100,000 common stock purchase warrants to Southern Producer Services, L.P., ("SPS"), a subsidiary of the Southern Company. These warrants are exercisable at any time until June 22, 2004 at an exercise price of $6.50 per warrant share, subject to downward adjustment if the Company issues stock in a transaction at an issue price of less than $6.50 per share, in which case the exercise price shall be the same as the lower issue price. Additional warrants are issuable to SPS to prevent dilution if the Company experiences a stock split, stock dividend, recapitalization or business combination, or if the Company issues new common stock, or common stock rights, in any other transaction. The issuance of these warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

Item 4.  Submission of Matters to a Vote of Security-Holders.

     The annual meeting of shareholders of the Company was held on June 17, 1999. The purpose of the meeting was to elect directors, to adopt a proposal to amend the Stock Option and Restricted Stock Plan of 1998 and to transact any other business that properly came before the meeting. The total shares of Common Stock outstanding as of the record date was 4,019,308.

Item 4.  Submission of Matters to a Vote of Security-Holders. (Continued)

     The name of each director elected (along with the number of votes cast for or authority withheld) is as follows:

	Votes Cast

Election of Directors	For	Withheld

Richard S. Cooper	3,210,039	61,359
Douglas A. Yoakley	3,210,039	61,359

Proposal	For	Against	Abstain

Proposal to amend the Stock Option and Restricted Stock Plan of 1998:	2,157,618	168,361	16,440

Item 6.  Exhibits and Reports on Form 8-K.

        (a)        Exhibits.  The following documents are filed as an exhibit to this report on Form 10-QSB:

Exhibit No.	Document

3.1	Fourth Amended and Restated Charter of the Registrant(1)
3.2	Articles of Amendment to Charter
3.3	Bylaws of the Registrant(2)
4.1	Specimen of Common Stock Certificate(3)
4.2	Specimen of Redeemable Series A Common Stock Purchase Warrant Certificate(3)
4.3	Specimen of Underwriters' Warrant Certificate(3)
4.4	Charter (See Exhibits 3.1 and 3.2)
4.5	Bylaws (See Exhibit 3.3)
9.1	Shareholder Voting Agreement and Irrevocable Proxy(3)
10.1	Energy Search Natural Gas 1995-A L.P. Limited Partnership Agreement, dated March 31, 1995(3)
10.2	Energy Search Natural Gas 1995-A L.P. Joint Drilling and Operating Agreement, dated March 31, 1995(3)
10.3	Energy Search Natural Gas 1996 L.P.-Limited Partnership Agreement, dated June 10, 1996(3)
10.4	Energy Search Natural Gas 1996 L.P.-Joint Drilling and Operating Agreement, dated June 10, 1996(3)
10.5	ESI Pipeline Operating Partnership-Limited Partnership Agreement, dated January 7, 1993(3)
10.6	Energy Search Natural Gas Pipeline Income Partnership-Limited Partnership Agreement, dated January 7, 1993(3)
10.7	Gas Servicing Agreement between the Registrant and ESI Pipeline Operating L.P., dated January 5, 1993(3)

10.8	Selling Agreement-Class B Convertible Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996(3)
10.9	Selling Agreement-Class A and Class B Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996(3)
10.10	Selling Agreement-Variable Rate Subordinated Debentures between Registrant and Equity Financial Corporation, dated September 19, 1994(3)
10.11	Aircraft Lease between Charles P. Torrey, Jr. and the Registrant dated February 1, 1995(3)
10.12	Beaver Coal Company Lease between Beaver Coal Company Limited and the Registrant, dated September 15, 1996(3)
10.13	Employment Agreements with officers and key employees of the Registrant
(a) John M. Johnston(3)*
(b) Robert L. Remine(3)*
(c) Charles P. Torrey, Jr.(3)*
(d) Richard S. Cooper(3)*
10.14	Promissory Notes of Executive Officers in Favor of Registrant
(a) Charles P. Torrey, Jr.(3)
(b) Robert L. Remine(3)
(c) Richard S. Cooper(3)
10.15	Stock Option Plan(3)*
10.16	Outside Directors' Stock Option Plan(3)*
10.17	Form of Lock-Up Agreement(3)
10.18	Stock Option and Restricted Stock Plan of 1998(1)*
10.19	Form of Indemnification Agreement (1)*
10.20	1998 Stock Option and Restricted Stock Plan for Outside Advisors and Consultants(4)
27.1	Financial Data Schedule

* Management contract or compensatory plan or arrangement.

(1)	Previously filed with the Company's Definitive Proxy Statement filed on April 28, 1998 with the Securities and Exchange Commission, and here incorporated by reference.

(2)	Previously filed with the Company's Form 10-QSB Quarterly Report for the quarter ended June 30, 1998, and here incorporated by reference.

(3)	Previously filed with the Company's Registration Statement on Form SB-2 (Registration No. 333-12755) filed with the Securities and Exchange Commission, and here incorporated by reference.

(4)	Previously filed with the Company's Form 10-QSB Quarterly Report for the quarter ended September 30, 1998, and here incorporated by reference.

        (b)        Reports on Form 8-K.  The Company did not file a Form 8-K report during the three-month period ended June 30, 1999.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SEARCH, INCORPORATED

Date: August 16, 1999	By /s/ Richard S. Cooper
Richard S. Cooper, President

Date: August 16, 1999	By /s/ Robert L. Remine
Robert L. Remine, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document

3.1	Fourth Amended and Restated Charter of the Registrant(1)
3.2	Articles of Amendment to Charter
3.3	Bylaws of the Registrant(2)
4.1	Specimen of Common Stock Certificate(3)
4.2	Specimen of Redeemable Series A Common Stock Purchase Warrant Certificate(3)
4.3	Specimen of Underwriters' Warrant Certificate(3)
4.4	Charter (See Exhibits 3.1 and 3.2)
4.5	Bylaws (See Exhibit 3.3)
9.1	Shareholder Voting Agreement and Irrevocable Proxy(3)
10.1	Energy Search Natural Gas 1995-A L.P. Limited Partnership Agreement, dated March 31, 1995(3)
10.2	Energy Search Natural Gas 1995-A L.P. Joint Drilling and Operating Agreement, dated March 31, 1995(3)
10.3	Energy Search Natural Gas 1996 L.P.-Limited Partnership Agreement, dated June 10, 1996(3)
10.4	Energy Search Natural Gas 1996 L.P.-Joint Drilling and Operating Agreement, dated June 10, 1996(3)
10.5	ESI Pipeline Operating Partnership-Limited Partnership Agreement, dated January 7, 1993(3)
10.6	Energy Search Natural Gas Pipeline Income Partnership-Limited Partnership Agreement, dated January 7, 1993(3)
10.7	Gas Servicing Agreement between the Registrant and ESI Pipeline Operating L.P., dated January 5, 1993(3)
10.8	Selling Agreement-Class B Convertible Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996(3)
10.9	Selling Agreement-Class A and Class B Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996(3)
10.10	Selling Agreement-Variable Rate Subordinated Debentures between Registrant and Equity Financial Corporation, dated September 19, 1994(3)
10.11	Aircraft Lease between Charles P. Torrey, Jr. and the Registrant dated February 1, 1995(3)
10.12	Beaver Coal Company Lease between Beaver Coal Company Limited and the Registrant, dated September 15, 1996(3)
10.13	Employment Agreements with officers and key employees of the Registrant
(a) John M. Johnston(3)*
(b) Robert L. Remine(3)*
(c) Charles P. Torrey, Jr.(3)*
(d) Richard S. Cooper(3)*
10.14	Promissory Notes of Executive Officers in Favor of Registrant
(a) Charles P. Torrey, Jr.(3)
(b) Robert L. Remine(3)
(c) Richard S. Cooper(3)
10.15	Stock Option Plan(3)*
10.16	Outside Directors' Stock Option Plan(3)*
10.17	Form of Lock-Up Agreement(3)
10.18	Stock Option and Restricted Stock Plan of 1998(1)*

-i-

10.19	Form of Indemnification Agreement (1)*
10.20	1998 Stock Option and Restricted Stock Plan for Outside Advisors and Consultants(4)
27.1	Financial Data Schedule

* Management contract or compensatory plan or arrangement.

(1)	Previously filed with the Company's Definitive Proxy Statement filed on April 28, 1998 with the Securities and Exchange Commission, and here incorporated by reference.

(2)	Previously filed with the Company's Form 10-QSB Quarterly Report for the quarter ended June 30, 1998, and here incorporated by reference.

(3)	Previously filed with the Company's Registration Statement on Form SB-2 (Registration No. 333-12755) filed with the Securities and Exchange Commission, and here incorporated by reference.

(4)	Previously filed with the Company's Form 10-QSB Quarterly Report for the quarter ended September 30, 1998, and here incorporated by reference.

-ii-