Form 10QSB
period 1999-09-30
ENERGY SEARCH INC
filed 1999-11-30
CIK 932181

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]          No [   ]

The number of shares outstanding of the issuer's common stock as of November 12, 1999 is 4,276,908.

Transitional Small Business Disclosure Format (check one):     Yes [   ]       No [X]

ENERGY SEARCH, INCORPORATED

		Page
Part I. Financial Information

Item 1.	Financial Statements:
	Balance Sheets	1
	Statements of Operations	3
	Statements of Cash Flows	5
	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	6

Part II. Other Information

Item 2.	Changes in Securities	17

Item 6.	Exhibits and Reports on Form 8-K	18

Signatures		20

-i-

Part I. Financial Information

Item 1. Financial Statements

ENERGY SEARCH, INCORPORATED
BALANCE SHEETS

	September 30,	December 31,
	1999	1998*
Assets	(Unaudited)

Current Assets
Cash and cash equivalents	$ 926,793	$ 595,749
Accounts receivable	865,354	980,881
Other current assets	109,074	90,226
Total current assets	1,901,221	1,666,856

Oil and Gas Properties
Proven properties	17,193,405	13,165,858
Unproven properties	211,964	209,616
Wells and related equipment	12,185,499	11,357,198
Less accumulated depreciation, depletion and amortization	(5,623,119)	(4,467,912)
Net oil and gas properties	23,967,749	20,264,760

Other Assets
Other property and equipment, net	300,772	287,746
Investments in related partnerships	1,841,025	1,713,267
Deferred tax asset	1,108,300	886,000
Other	489,036	204,780
Total other assets	3,739,133	3,091,793

Total assets	$29,608,103	$25,023,409

(Continued)

*Condensed from audited financial statements

ENERGY SEARCH, INCORPORATED
BALANCE SHEETS (Continued)

	September 30,	December 31,
	1999	1998*
Liabilities and Shareholders' Equity	(Unaudited)

Current Liabilities
Current portion of long-term debt	$ 241,406	$ 546,407
Accounts payable and accrued liabilities	934,085	632,677
Total current liabilities	1,175,491	1,179,084

Long-Term Debt, less current portion	13,388,239	7,703,369

Shareholders' Equity
Preferred stock (no par value, 5,000,000 shares authorized;
175,547 shares of 9% redeemable convertible issued and
outstanding as of September 30, 1999 and December 31,
1998)	831,071	847,707
Common stock (no par value, 25,000,000 shares authorized;
4,030,309 and 4,017,308 shares issued and outstanding as
of September 30, 1999 and December 31, 1998,
respectively)	17,238,865	17,206,862
Accumulated deficit	(3,025,563)	(1,913,613)
Total shareholders' equity	15,044,373	16,140,956

Total liabilities and shareholders' equity	$29,608,103	$25,023,409

*Condensed from audited financial statements

See Notes to Financial Statements

ENERGY SEARCH, INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended
	September 30,
	1999	1998
Revenue
Oil & gas sales	$ 2,318,263	$1,969,650
Management fees	64,000	118,366
Net turnkey revenue	--	77,241
Other revenue	327,139	528,918

Total revenue	2,709,402	2,694,175

Operating Expenses
Production costs	570,102	514,756
Exploration costs	37,632	117,107
Depreciation, depletion and amortization	1,359,547	769,077
Interest	645,731	221,175
General and administrative	1,294,327	1,043,610

Total operating expenses	3,907,339	2,665,725

Net (Loss) Income from Operations	(1,197,937)	28,450

Other Income (Expense)
Program re-allocations	(81,361)	(146,034)
Equity in income of related partnerships	10,041	85,114

Total other income (expense)	(71,320)	(60,920)

Net (Loss) Before Income Taxes	(1,269,257)	(32,470)

Income Tax Benefit	222,300	9,700

Net (Loss)	$(1,046,957)	$(22,770)

Basic Net (Loss) Per Common Share	(.27)	(.01)

Diluted Net (Loss) Per Common Share	(.27)	(.01)

See Notes to Financial Statements

ENERGY SEARCH, INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	September 30,
	1999	1998
Revenue
Oil & gas sales	$1,162,072	$749,029
Management fees	18,400	13,963
Net turnkey revenue	--	35,762
Other revenue	79,033	154,757

Total revenue	1,259,505	953,511

Operating Expenses
Production costs	346,488	195,455
Exploration costs	11,520	53,468
Depreciation, depletion and amortization	553,195	314,992
Interest	266,697	147,583
General and administrative	434,044	161,949

Total operating expenses	1,611,944	873,447

Net (Loss) Income From Operations	(352,439)	80,064

Other Income (Expense)
Program re-allocations	(21,664)	(51,508)
Equity in income of related partnerships	--	38,124

Total other income (expense)	(21,664)	(13,384)

Net (Loss) Before Income Taxes	(374,103)	66,680

Income Tax Benefit (Expense)	--	(18,700)

Net (Loss) Income	$ (374,103)	$ 47,980

Basic Net (Loss) Per Common Share	(.09)	.01

Diluted Net (Loss) Per Common Share	(.09)	.01

See Notes to Financial Statements

ENERGY SEARCH, INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	1999	1998
Cash Flows From Operating Activities:
Net loss	$(1,046,957)	$ (22,770)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation, depletion and amortization expense	1,359,547	769,077
Equity in income of related partnerships	(10,041)	(85,114)
Increase in deferred taxes	(222,300)	(9,700)
(Increase) decrease in assets:
Accounts receivable and due from partnerships	(97,266)	212,963
Other current assets	(18,848)	2,854
Other assets	(364,069)	(29,726)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	301,408	(234,124)
Net cash (used in) provided by operating activities	(98,526)	603,460

Cash Flows From Investing Activities:
Purchase of wells and other related equipment	(828,300)	(2,721,018)
Purchase of proven properties	(4,027,547)	(6,189,460)
Purchase of other property and equipment	(85,057)	(30,951)
Distributions from affiliated partnerships	42,579	58,894
Contributions to affiliated partnerships	--	(33,510)
Issuance of common stock	32,003	--
Purchase of oil and gas leases	(2,348)	--
Net cash used in investing activities	(4,868,670)	(8,916,045)

Cash Flows From Financing Activities:
Gross proceeds from issuance of preferred stock	--	270,000
Payments on stock issuance costs - common stock	--	(39,675)
Payments on stock issuance costs - preferred stock	(16,636)	(68,745)
Proceeds from issuance of long-term debt	14,195,086	6,092,093
Payment of dividends on preferred stock	(64,993)	--
Payments on long-term debt	(8,815,217)	(21,637)
Net cash provided by financing activities	5,298,240	6,232,036

Net Increase (Decrease) in Cash and Cash Equivalents	331,044	(2,080,549)
Cash and Cash Equivalents - Beginning of period	595,749	2,252,316
Cash and Cash Equivalents - End of period	$ 926,793	$ 171,767

See Notes to Financial Statements

Energy Search, Incorporated
Notes to Financial Statements
September 30, 1999

Basis of Presentation

          The condensed Balance Sheets as of September 30, 1999 and December 31, 1998, the Statements of Operations for the three and nine-month periods ended September 30, 1999 and 1998 and the Statements of Cash Flows for the nine-month periods ended September 30, 1999 and September 30, 1998 have been prepared by the Company.

          In the opinion of management all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

          This discussion and analysis of financial condition and results of operations, and other sections of this Form 10-QSB, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the oil and gas industry, the economy and the Company itself. The forward-looking statements include, but are not limited to, statements relating to: (a) factors which could drive future growth, including growth in oil and gas revenues; (b) expectations of expenditures for drilling of new wells; (c) profitability prospects of Equity Financial Corporation; (d) management's belief that the Company will have sufficient taxable income from operations and financing to use net operating loss carryforwards and realize the entire deferred tax asset; (e) management's belief that cash flow from operations and borrowings under its existing credit facilities will allow the Company to implement its present business strategy in 1999; and (f) the estimated date of completion for year 2000 compliance and costs of completion. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of these words and similar expressions are intended to identify the forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from what may be expressed or forecasted in

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

the forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

          The Company is an independent oil and gas company organized as a Tennessee corporation in 1990 and engaged in and focused exclusively on the exploration, development, production and acquisition of natural gas properties and, to a limited extent, oil in the Appalachian Basin. The Company's emphasis is on natural gas production with approximately 90% of its production in 1998 from natural gas. Daily net production averaged approximately 2.99 MMcfed in 1998, and currently exceeds 4.0 MMcfed.

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

          In June of 1999, the Company entered into a credit financing transaction with Southern Producer Services, L.P., ("SPS") of Houston, Texas (the "SPS Credit Facility"). The SPS Credit Facility has a credit limit of $30,000,000, upon which $12,950,086 was drawn down as of September 30, 1999. The SPS Credit Facility is collateralized by a first lien on all of the Company's oil and natural gas properties. Interest is payable at 11% per annum and SPS receives a 3% overriding royalty interest on all of the Company's oil and gas production. The Company pays interest only on the SPS Credit Facility until July of 2000, at which time certain principal payments become due pursuant to an amortization schedule. The proceeds of the SPS Credit Facility have been used by the Company principally to retire approximately $8.6 million in bank debt and to fund the drilling of Company wells in Ohio and West Virginia. The SPS Credit Facility is accompanied by a preferred gas marketing arrangement whereby SPS has the first option to purchase and market all natural gas produced from Company wells, provided it can do so on purchase terms no less favorable than the Company could obtain marketing its own natural gas.

          In connection with the SPS Credit Facility, the Company granted 100,000 common stock purchase warrants to SPS. These warrants are exercisable at any time until June 22, 2004 at an exercise price of $6.50 per warrant share, subject to downward adjustment if the Company issues stock in a transaction at an issue price of less than $6.50 per share, in which case the exercise price shall be the same as the lower issue price. Additional warrants are issuable to SPS to prevent dilution if the Company experiences a stock split, stock dividend, recapitalization or business combination or the Company issues new common stock, or common rights, in any other transaction.

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

Events Subsequent to September 30, 1999

          In a transaction completed in October of 1999, with an effective date of January 1, 1999, the Company acquired from certain of its affiliated drilling partnerships ("ADPs") and others their fractional working interests in various producing oil and natural gas wells located in southeastern Ohio. The ADPs involved are the 1993, 1993-A, 1994, 1994-A, 1995 and 1995-A ADPs. All of the wells involved in this transaction were operated by and owned jointly with the Company. Since the purchase, the six ADPs are in the process of being liquidated and dissolved. As consideration for these purchases, the Company issued 245,480 shares of its common stock and paid $204,133 in cash, which was funded with proceeds from its SPS Credit Facility.

          In October of 1999, the Company closed the purchase of producing properties (106 wells) and certain undeveloped acreage located in Lawrence and Gallia Counties, Ohio, from Mitchell Energy Corporation for a purchase price of $2.1 million. The Company funded the purchase of these properties with proceeds from its SPS Credit Facility. The effective date of this transaction was June 1, 1999.

          In October of 1999, the Company, as managing general partner of Energy Search Natural Gas Pipeline Income L.P. (the "Partnership"), amended the limited partnership agreement for the Partnership to expand a limited liquidity feature to allow the Company, at its discretion, to offer securities to limited partners in the Partnership in exchange for their limited partnership interest. The Partnership is a partial owner with the Company in the natural gas gathering and pipeline system located in Southeastern Ohio which services Company gas wells. The Company operates the gathering system and manages the Partnership. Pursuant to this new provision, the Company is in the process of offering exclusively to limited partners in the Partnership up to 428,520 shares of 9% redeemable convertible preferred stock at an exchange value of $4.00 per share, subject to an adjustment of the issue price in certain circumstances. The termination of the offering is scheduled to be no later than December 31, 1999.

Financial Condition

          Total assets increased $4,584,694 or 18.3% from December 31, 1998 to September 30, 1999 primarily due to an increase of $234,365 in current assets, a net increase in oil and gas properties of $3,702,989 and other assets of $647,340.

          Current assets for the nine-month period ended September 30, 1999 increased $234,365 to $1,901,221 or a 14.1% increase compared to current assets for the year ended December 31, 1998. The increase in current assets is due primarily to an increase in cash of $331,044 to $926,793 or 55.6% for the nine-month period ended September 30, 1999. This increase is due to the timing of the payment of accounts payable at the end of the quarter as well as the collection of accounts receivable. Accounts receivable decreased $115,527 to $865,354 or 11.8%. The increase in cash corresponds to the increase in accounts payable at September 30, 1999.

          Net oil and gas properties for the nine-month period ended September 30, 1999 increased $3,702,989 to $23,967,749 or 18.3% from the amount reported at December 31, 1998. The increase is primarily a result of continued successful drilling activity for the Company's own account and the purchase by the Company of oil and gas lease interests in proven properties. Oil and gas properties are depreciated and depleted by the units of production method using estimates of proven reserves. Accumulated depreciation, depletion and amortization ("DD&A") increased approximately $1,155,207 to

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

$5,623,119 or 25.9% from the amount reported at December 31, 1998. Because of inherent uncertainties in estimating proven reserves, estimates of DD&A could change significantly.

          Proven properties increased $4,027,547 to $17,193,405 or 30.6% from the amount reported at December 31, 1998. The increase is primarily due to the purchase by the Company of oil and gas lease interests in proven properties of approximately $492,898, the purchase of a 1% working interest in Company wells of approximately $225,000, intangible drilling costs associated with the Company drilled wells of approximately $2,362,453 and the capitalization of certain Company costs directly related to the drilling of Company wells of approximately $947,196.

          The Company increased capital expenditures for drilling and well-related equipment from December 31, 1998 to September 30, 1999 in the amount of $828,301. The increase is primarily a result of the Company's continued drilling in 1999. The Company has drilled 22 net gas wells and one coalbed methane well for the nine months ended September 30, 1999. The SPS Credit Facility will allow the Company to continue to drill approximately 40 wells over the next eight months.

          As discussed in the Company's Form 10-KSB/A filed with the Securities and Exchange Commission, the Company has concluded that certain of the wells it initially drilled on the Beaver lease are in need of substantial remediation to achieve desired rates of production. The remediation project is in the process of being designed and is expected to commence in the later part of 1999 or in early 2000 if capital funds become available for this purpose. The cost of the remediation project is not yet known, however, the Company believes the remediation will enhance the recoverability of reserves.

          Other assets increased $647,340 to $3,739,133 or 20.9% from the amount reported at December 31, 1998. This increase is primarily due to an increase in the deferred tax assets of $222,300 and an increase in other assets of $284,256 to $489,036 or 138.8% primarily due to the capitalization of net loan costs of approximately $322,354 associated with the SPS Credit Facility.

          Total liabilities increased $5,681,277 or 63.9% from December 31, 1998 to September 30, 1999 due primarily to an increase in long-term debt of $5,684,870. In June 1999, the Company entered into the SPS Credit Facility. The aggregate credit limit under the terms of the SPS Credit Facility is $30,000,000. The SPS Credit Facility is secured by a pledge of all of the Company's oil and gas assets. At September 30, 1999, the Company has borrowed approximately $12,950,086 against the SPS Credit Facility. See "--Cash Flows from Operations, Investing and Financing Activities" for further discussion.

          Current liabilities decreased $3,593 to $1,175,491 or 0.3% from December 31, 1998 to September 30, 1999. This decrease primarily is due to a decrease of $305,001 in the current portion of long-term debt to $241,406. The current portion of long-term debt decreased approximately $484,361 due to the retirement of the Bank One debt and after an offsetting increase of $225,000 for notes payable to the officers of the Company. Pursuant to their employment agreements, Messrs. Torrey, Cooper and Remine were entitled to certain rights and working interests in wells drilled and to be drilled by the Company. The Company purchased all existing working interests as well as all rights to participate in any future wells for a total of $225,000. The purchase price was paid by the Company to these officers by the execution of three promissory notes of $75,000 each, which are payable upon demand by the holder and which bear interest at the rate of 10% per annum. Accounts payable and accrued expenses increased $301,408 to $934,085 at September 30, 1999, a decrease of 47.6%. See "--Liquidity and Capital Resources" for further discussion.

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

Results of Operations

          For the nine-month period ended September 30, 1999, the Company had a net loss after tax of $1,046,957, compared to a net loss after tax of $22,770 for the nine-month period ended September 30, 1998. For the three months ended September 30, 1999, the Company had a net loss after tax of $374,103, compared to net income of $47,980 for the same period in 1998.

          For the nine-month period ended September 30, 1999, total net revenues increased $15,227 or 0.6% from $2,694,175 for the same period in 1998 to $2,709,402 due primarily to an increase in oil and gas revenue and after an offsetting decrease in turnkey revenue, management fees and other revenue. For the three-month period ended September 30, 1999, total net revenues increased $305,994 or 32.1% from $953,511 for the same period in 1998 to $1,259,505 due primarily to an increase in oil and gas revenue and after an offsetting decrease in turnkey revenue, management fees and other revenue.

          Oil and gas revenue increased $348,613 to $2,318,263 for the nine-month period ended September 30, 1999, an increase of 17.7% over that reported for the nine-month period ended September 30, 1998. Net paid production increased 27.6% from approximately 2.9 MMcfed for the nine-month period ended September 30, 1998 to approximately 3.7 MMcfed for the same period in 1999. Oil and gas revenue did not increase in the same proportion as net paid production due to the decrease in the price of the natural gas commodity. The average gas price was $2.29 for the nine-month period ended September 30, 1999 and $2.47 for the nine-month period ended September 30, 1998.

          Oil and gas revenue increased $413,043 or 55.1% for the three-months ended September 30, 1999 over the amount reported for the same period in 1998. This increase is due primarily to an increase in net paid production as discussed above. Average gas prices were comparable for the three-month period ended September 30, 1999 ($2.45) and for the three-month period ended September 30, 1998 ($2.43).

          Given the SPS Credit Facility, the resulting aggressive drilling activity and the recent acquisitions, management anticipates continued growth in oil and gas revenues. The continued growth of the Company's oil and gas revenues and reserves will depend on future drilling success, access to capital and the pricing of the Company's primary commodity product, natural gas.

          Management fees for the nine-month period ended September 30, 1999 decreased $54,366 to $64,000, a decrease of 45.9% from the amount reported for the nine-month period ended September 30, 1998. This decrease is a result of the purchase of the working interest owned by five ADPs in the third quarter of 1998 thus eliminating any payment obligation by the ADPs to the Company hereafter. Management fees are derived from services provided to ADPs, and the Company expects management fees to continue to decrease due in part to the purchase of working interests from six ADPs completed in October 1999. Management fees increased $4,437 for the three-month period ended September 30, 1999 from the amount reported for the three-month period ended September 30, 1998 due to the increase in net paid production and the gas price received in the third quarter of 1999.

          For the nine-month period ended September 30, 1999, the Company recognized no turnkey revenue compared to net turnkey revenue of $77,241 for the nine-month period ended September 30, 1998. Net turnkey revenue is drilling profit recognized upon the drilling to total depth of wells in ADPs. The Company has not sponsored an ADP in 1999. In September 1998, the Company drilled to total depth and recognized gross revenue of approximately $115,200 (one well) for the 1998 ADP, and recognized turnkey expenses of approximately $38,000.

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

          Other revenue decreased $201,779 for the nine-month period ended September 30, 1999, a decrease of 38.1% over the amount reported for the same period in 1998. This decrease is due primarily to a decrease in the gas transportation revenue earned by the Company. In 1998, the Company charged certain wells a transportation fee for gas flowing through the Company's pipeline system. Effective in the third quarter of 1998, the Company eliminated the transportation fee. For the nine-month period ended September 30, 1999, the Company recognized no gas transportation revenue compared to gas transportation revenue of approximately $107,000 for the nine-month period ended September 30, 1998.

          The decrease in other revenue also is due to a decrease in the gross operating commission revenue earned by Equity Financial Corporation ("EFC") of approximately $73,100 to $308,823, a decrease of 19.1% over the amount reported for the same period in 1998. The decrease is primarily a result of EFC having reduced its number of commission generating affiliates. For the nine-month period ended September 30, 1999, EFC had a net loss of approximately $39,300. The Company cannot predict whether EFC will be profitable for the year 1999. If EFC is not profitable at year-end 1999, management will evaluate the continued viability of EFC.

          Interest income decreased approximately $25,000 during the nine-month period ended September 30, 1999 compared to the same period in 1998 due to the decrease in the Company's cash balances.

          Other revenue decreased $75,724 for the three-month period ended September 30, 1999, a decrease of 48.9% over the amount reported for the three-month period ended September 30, 1998. The decrease in other revenue is due primarily to a decrease in gas transportation revenue of approximately $34,600, EFC gross operating commission revenue of approximately $40,500.

          Total operating expenses increased $1,241,614 or 46.6% for the nine-month period ended September 30, 1999 over the amount reported for the nine-month period ended September 30, 1998. This increase is due primarily to an increase in depreciation, depletion and amortization ("DD&A") expense associated with the larger number of Company wells and increased production of net wells now owned by the Company of $590,470 or 76.8% and an increase in interest expense of $424,556 or 191.9% due to the increase in the Company's long-term debt. Production expenses increased $55,346 or 10.7% and exploration expenses decreased $79,475 or 67.9% for the nine-month period ended September 30, 1999. Production expenses increased in the third quarter of 1999 primarily due to the larger number of wells now operated by the Company and after an offsetting decrease primarily due to a change in personnel which resulted in a decrease in the wages allocated to production and exploration expenses.

          General and administrative ("G&A") expenses increased $250,717 to $1,294,327 or 24.0% for the nine-month period ended September 30, 1999.

          Operating expenses increased $738,497 for the three-month period ended September 30, 1999, an increase of 84.5% over the amount reported for the three-month period ended September 30, 1998 due primarily to an increase in DD&A of $238,203, an increase in interest expense of $119,114 and an increase in G&A expenses of $272,095 as explained above.

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

          Other income and expense changed from a net expense of $60,920 for the nine-month period ended September 30, 1998 to a net expense of $71,320 for the nine-month period ended September 30, 1999. The change is primarily a result of a decrease in the income of ADPs of $75,073 and an offsetting decrease in ADP reimbursement of $64,673. The Company expects this trend to continue due to the current purchase of working interests from six ADPs under the restructuring plan completed in October 1999. Other income and expense changed from a net expense of $13,384 for the three-month period ended September 30, 1998 to a net expense of $21,664 for the three-month period ended September 30, 1999 for the reasons discussed above.

          The income tax benefit increased from a benefit of $9,700 for the nine-month period ended September 30, 1998 to a benefit of $222,300 for the nine-month period ended September 30, 1999. This increase is due to management's belief that the Company will have sufficient taxable income from operations and financing to use the net operating loss carryforwards and realize the entire deferred tax asset. There was no income tax benefit or expense recognized in the third quarter of 1999 compared to a net expense of $18,700 for the three-month period ended September 30, 1998. Management believes that the time horizon for the realization of the deferred tax asset has become less certain and will not report additional deferred tax asset until the certainty is clarified.

Cash Flows from Operations, Investing and Financing Activities

          The Company used $98,526 of net cash flow from operating activities for the nine-month period ended September 30, 1999 and provided $603,460 of net cash flow from operating activities for the same period in 1998. Cash was absorbed by a loss of $1,046,957 and a loss of $22,770 for the nine-month periods ending September 30, 1999 and 1998, respectively. These amounts are adjusted for certain non-cash items including DD&A of $1,359,547 for the nine-month period ended September 30, 1999 and $769,077 for the nine-month period ended September 30, 1998, which have been added to net income in arriving at net cash used by operating activities. The amounts also are adjusted for an increase in the deferred tax asset of $222,300 and $9,700 for the nine-month periods ending September 30, 1999 and 1998, respectively, which has reduced net income in arriving at net cash used by operating activities. Cash was used by an increase in accounts receivable and amounts due from partnerships of $97,266 for the nine-month period ended September 30, 1999 due to a decrease in the oil and gas revenue receivable of $115,527 and an offsetting increase in the amounts due from partnerships of $212,793. Cash was provided for the nine-month period ending September 30, 1998 by a decrease in accounts receivable of $212,963 due to the collection of the year-end ADP receivable of $426,800, a decrease in the amounts due from partnerships of $133,950 and after an offsetting increase in the oil and gas revenue receivable of $347,787. Cash was used by an increase in other assets of $364,069 and provided by an increase in accounts payable and accrued expenses of $301,408 for the nine-month period ended September 30, 1999. The increase in other assets was primarily a result of an increase in bank loan costs of $382,818 and an offsetting decrease in prepaid stock costs of $18,749. Cash was used by an increase in other assets of $29,726 and a decrease in accounts payable and accrued expenses of $234,124 for the nine-month period ended September 30, 1998.

          Cash flows used for investing activities decreased from $8,916,045 for the nine-month period ended September 30, 1998 to $4,868,670 for the nine-month period ended September 30, 1999. The primary investment activities for the nine-month period ended September 30, 1999 were purchases of proven properties of $3,802,547 and the purchase of a 1% working interest in Company wells for $225,000, purchases of wells and related equipment of $828,300 and purchases of other property and equipment of $85,057. The primary investment activities for the nine-month period ended September 30, 1998 were purchases of proven properties of $6,189,460, purchases of wells and related equipment of $2,721,018, purchases of other property and equipment of $30,951 and contributions to ADPs of $33,510.

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

The cash flow from investing activities were distributions from ADPs of $42,579 and $58,894 for the nine-month periods ending September 30, 1999 and 1998, respectively.

          Cash flows from financing activities decreased $933,796 from the amount reported at September 30, 1998 to $5,298,240 for the nine-month period ended September 30, 1999. The significant source of financing activities in 1999 were proceeds of $1,020,000 from Bank One prior to payoff with the proceeds of the SPS Credit Facility in June of 1999, the funding of the SPS Credit Facility in the amount of $12,950,086 and the $225,000 of notes payable to the officers of the Company (Messrs. Torrey, Cooper and Remine) for their 1% working interest or right to working interest in Company wells. The SPS funds were used to retire the Company's existing debt with Bank One in the amount of $8,769,776, to pay accrued interest expense and other expenses to Bank One in the amount of approximately $54,967 and to fund Company operations and developmental drilling on oil and gas properties in Ohio and West Virginia in the amount of approximately $4,125,343. See "--Liquidity and Capital Resources" for further discussion. The other significant uses of cash flows from financing activities were the payments on long-term debt of $45,441 and $21,637 for the nine-month periods ending September 30, 1999 and 1998, respectively, retirement of Bank One debt of $8,769,776 for the nine-month period ending September 30, 1999 discussed above and the payment of dividends on preferred stock of $64,993 for the nine-month period ending September 30, 1999.

          The primary source of financing activities for the nine-month period ended September 30, 1998 was from the expansion of long-term debt in the amount of $6,092,093, and the net proceeds from the sale of preferred stock in the amount of $201,255. The majority of these funds were used for the Company's development of its Beaver Lease and Churchtown Lease area, enhancement efforts and development of the Simmons Field, the purchase of oil and gas wells and associated leases and equipment from Viking Resources Corporation and the acquisition of working interests and overriding royalty interests from certain individuals and the ADPs.

Liquidity and Capital Resources

          The source of funds in 1999 has been from cash flow from operations, borrowing against the Bank One Credit Facility, before the refinancing with SPS, and the SPS Credit Facility. The Bank One Credit Facility was paid in full on or about June 27, 1999. The proceeds from the SPS Credit Facility have been used to pay the preexisting Bank One Credit Facility in full and to fund Company operations and developmental drilling activities in the southeastern Ohio and Southern West Virginia areas.

          The Company intends to fund its budgeted capital expenditures for the balance of 1999 primarily from cash flow from operations and borrowings. The Company has in place the SPS Credit Facility with a credit limit of $30,000,000 and upon which $12,950,086 was drawn down as of September 30, 1999. The SPS Credit Facility is collateralized by a first lien on all of the Company's oil and natural gas properties. Interest is payable at 11% per annum and SPS receives a 3% overriding royalty interest on all of the Company's oil and gas production. SPS also received warrants to purchase 100,000 shares of Company common stock at $6.50 per share. The SPS Credit Facility is accompanied by a preferred gas marketing arrangement whereby SPS has the first option to purchase and market all natural gas produced from Company wells, provided it can do so on purchase terms no less favorable than the Company could obtain marketing its own natural gas. The Company also has a note payable to SunTrust Bank with an outstanding principal balance of approximately $454,559 as of September 30, 1999, collateralized by certain non oil and gas equipment, payable in monthly installments of principal and interest at 7.75% per

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

annum, with unpaid principal balance due March 5, 2003. The Company is subject to various loan covenants in connection with its credit facilities including requirements on its tangible net worth, debt to tangible net worth, limits on partnership subsidies, restrictions on payment of dividends and general and administrative expenses. The Company was in compliance with these covenants at September 30, 1999.

          The Company does not anticipate that it will realize any funds by the sponsoring of an ADP in 1999.

          The Company has experienced and expects to continue to experience substantial working capital requirements due primarily to the Company's active exploration and development programs.

          The Company believes that cash flow from operations and borrowings under existing or contemplated additional credit facilityies should allow the Company to implement its present business strategy in 1999. If sufficient capital resources are not available to the Company, its drilling of new wells and oil and gasproperty development activities would be substantially curtailed.

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

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

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

          The Company currently runs dual accounting systems. The old system is not presently Year 2000 ready while the new system is Year 2000 ready. The Company has, along with outside consultants, evaluated its current system in comparison with four alternative systems and has concluded that a change in systems is required to assure readiness for the Year 2000. The Company purchased new accounting (I.T.) software at a cost of $2,740. Installation and data conversion to the new system began in April 1999 and is now substantially completed at an all-inclusive cost of approximately $5,000 to $7,000. This cost includes cost of software purchase, installation, conversion of data from the old to the new system and training of staff in the operation of the new system.

          The Company uses two primary non-accounting software products, a specialized engineering software, the Aries System, for the evaluation of production and reserves and the GeoGraphix System geologic software for reservoir evaluation and modeling. The manufacturers advise the Company that both of these systems are currently Year 2000 compliant.

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

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

          Cost to Address the Company's Year 2000 Issues. As of November 15, 1999, the Company has spent approximately $12,000 on identifying and assessing the Year 2000 issue in connection with the Company's computer programs and applications, which includes extensive internal personnel hours in researching the Year 2000 issue and evaluating readiness. Financial expenditure on outside consultants to date has been minimal. As discussed above, the decision to change the Company I.T. accounting software system will be at a total estimated cost of approximately $5,000 to $7,000. Total anticipated costs of Year 2000 compliance activities are not expected to exceed $15,000. This amount will be paid from the operating capital budget and would represent less than 1% of the Company's expected total G&A expenses for the year.

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

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

          In October 1999, the board of directors of the Company authorized the issuance of 245,480 unregistered shares of common stock to various persons, including former limited partners in certain ADPs, in connection with the Company's acquisition of certain working interests in certain natural gas wells operated by the Company in southeastern Ohio and West Virginia, as described in Item 5 below. The issuance of these shares of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Regulation D promulgated thereunder.

Item 5. Other Information

          In October 1999, the Company closed the acquisition of working interests (the "Subject Interests") in a total of 93 gross natural gas or oil wells (the "Wells") located in southeastern Ohio. The effective date of the acquisition was January 1, 1999. All of the Wells involved in the acquisition are operated by the Company.

          The Subject Interests were owned by the following ADPs, each of which are affiliates of the Company: Energy Search Natural Gas 1993 L.P.; Energy Search Natural Gas 1993-A L.P.; Energy Search Natural Gas 1994 L.P.; Energy Search Natural Gas 1994-A L.P.; Energy Search Natural Gas 1995 L.P.; and Energy Search Natural Gas 1995-A L.P.

          The Company paid aggregate purchase consideration amounting to $1,213,818 for the Subject Interests acquired from the ADPs and others. This total amount was comprised of $1,009,685 in Company common stock (245,480 shares) and $204,133 in cash.

          The purchase consideration for the Subject Interests was based on a market valuation of the ADPs oil and gas assets as of January 1, 1999, independently reviewed as to reasonableness by an independent petroleum consultant. The purchase consideration for each ADP's Subject Interests was payable in cash, Company common stock, or a combination of both. The cash portion of the total purchase (the "Cash Out Value") was equal to the percentage of the aggregate interest of limited partners in a particular ADP that elected the cash out option. The common stock portion of the total purchase consideration of an ADP's Subject Interests was equal to the percentage of the aggregate interest of limited partners in the ADP that elected the stock option. The value of Company common stock issued in satisfaction of the common stock portion of the purchase consideration (the "Stock Value"), was equal to 1.5 times the amount that the ADPs would have received if they opted to receive the Cash Out Value. The number of shares of Company common stock issued to the ADPs was equal to the stock value divided by $4.1123 per share.

          Each ADP approved the sale of its Subject Interests to the Company by majority vote of its limited partners. The limited partners in each ADP voted on a restructuring plan whereby an ADP's Subject Interests were sold to the Company in consideration for cash and Company common stock, and the ADP was thereafter to be liquidated. Each limited partner of an ADP had the opportunity to elect to have his or her ADP interest liquidated for cash or Company common stock. Final tabulation of the elections of limited partners in the ADPs was completed in October 1999.

          The Company's acquisition of Subject Interests included interests in oil and gas wells and all associated equipment, casing, tubing, leases and right-of-ways. These assets will be used by the Company to continue to produce oil and gas for sale from the Wells.

Item 6. Exhibits and Reports on Form 8-K

          (a)          Exhibits. The following documents are filed as an exhibit to this report on Form 10-QSB:

Exhibit No.	Document

3.1	Fourth Amended and Restated Charter of the Registrant(1)
3.2	Articles of Amendment to Charter(2)
3.3	Bylaws of the Registrant(3)
4.1	Specimen of Common Stock Certificate(4)
4.2	Specimen of Redeemable Series A Common Stock Purchase Warrant Certificate(4)
4.3	Specimen of Underwriters' Warrant Certificate(4)
4.4	Charter (See Exhibits 3.1 and 3.2)
4.5	Bylaws (See Exhibit 3.3)
9.1	Shareholder Voting Agreement and Irrevocable Proxy(4)
10.1	Energy Search Natural Gas 1995-A L.P. Limited Partnership Agreement, dated March 31, 1995(4)
10.2	Energy Search Natural Gas 1995-A L.P. Joint Drilling and Operating Agreement, dated March 31, 1995(4)
10.3	Energy Search Natural Gas 1996 L.P.-Limited Partnership Agreement, dated September 10, 1996(4)
10.4	Energy Search Natural Gas 1996 L.P.-Joint Drilling and Operating Agreement, dated September 10, 1996(4)
10.5	ESI Pipeline Operating Partnership-Limited Partnership Agreement, dated January 7, 1993(4)
10.6	Energy Search Natural Gas Pipeline Income Partnership-Limited Partnership Agreement, dated January 7, 1993(4)
10.7	Gas Servicing Agreement between the Registrant and ESI Pipeline Operating L.P., dated January 5, 1993(4)
10.8	Selling Agreement-Class B Convertible Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996(4)
10.9	Selling Agreement-Class A and Class B Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996(4)
10.10	Selling Agreement-Variable Rate Subordinated Debentures between Registrant and Equity Financial Corporation, dated September 19, 1994(4)
10.11	Aircraft Lease between Charles P. Torrey, Jr. and the Registrant dated February 1, 1995(4)
10.12	Beaver Coal Company Lease between Beaver Coal Company Limited and the Registrant, dated September 15, 1996(4)
10.13	Amended and Restated Employment Agreements with officers and key employees of the Registrant
(a) John M. Johnston*
(b) Robert L. Remine*
(c) Charles P. Torrey, Jr.*
(d) Richard S. Cooper*
10.14	Promissory Notes of Executive Officers in Favor of Registrant
(a) Charles P. Torrey, Jr.(4)
(b) Robert L. Remine(4)

(c) Richard S. Cooper(4)
10.15	Stock Option Plan(4)*
10.16	Outside Directors' Stock Option Plan(4)*
10.17	Form of Lock-Up Agreement(4)
10.18	Stock Option and Restricted Stock Plan of 1998(1)*
10.19	Form of Indemnification Agreement (1)*
10.20	1998 Stock Option and Restricted Stock Plan for Outside Advisors and Consultants(5)
10.21	Credit Agreement between the Company and Southern Producer Services, L.P., dated as of June 23, 1999
10.22	First Amendment to Credit Agreement between the Company and Southern Producer Services, L.P., dated as of October 21, 1999
10.23	Form of Note in the amount of $30,000,000 payable to Southern Producer Services, L.P., dated June 23, 1999
10.24	Mortgage, Deed of Trust, Assignment, Security Agreement and Financing Statement from the Company to Brian P. Shannon, David W. Stewart and Southern Producer Services, L.P., dated as of June 23, 1999
10.25

Credit Line Deed of Trust, Assignment of Production, Security Agreement and Financing Statement from the Company to William C. Martin, trustee, and Southern Producer Services, L.P., dated as of June 23, 1999

10.26	Pledge Agreement made by the Company in favor of Southern Producer Services, L.P., dated as of June 23, 1999
10.27	Warrant to Purchase Common Stock of the Company, expiring June 23, 2004
10.28	Assignment and Conveyance of Overriding Royalty Interest between the Company and Southern Producer Services, L.P., dated as of June 23, 1999
10.29	Base Contract for Short-Term Sale and Purchase of Natural Gas between the Company and Southern Producer Services, L.P.
27.1	Financial Data Schedule

* Management contract or compensatory plan or arrangement.

(1)	Previously filed with the Company's Definitive Proxy Statement filed on April 28, 1998 with the Securities and Exchange Commission, and here incorporated by reference.

(2)	Previously filed with the Company's Form 10-QSB Quarterly Report for the quarter ended June 30, 1998, and here incorporated by reference.

(3)	Previously filed with the Company's Form 10-QSB Quarterly Report for the quarter ended September 30, 1998, and here incorporated by reference.

(4)	Previously filed with the Company's Registration Statement on Form SB-2 (Registration No. 333-12755) filed with the Securities and Exchange Commission, and here incorporated by reference.

(5)	Previously filed with the Company's Form 10-QSB Quarterly Report for the quarter ended September 30, 1998, and here incorporated by reference.

          (b)          Reports on Form 8-K. The Company did not file a Form 8-K report during the three-month period ended September 30, 1999.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SEARCH, INCORPORATED

Date: November 15, 1999	By /s/ Richard S. Cooper
Richard S. Cooper, President

Date: November 15, 1999	By /s/ Robert L. Remine
Robert L. Remine, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document

3.1	Fourth Amended and Restated Charter of the Registrant(1)
3.2	Articles of Amendment to Charter(2)
3.3	Bylaws of the Registrant(3)
4.1	Specimen of Common Stock Certificate(4)
4.2	Specimen of Redeemable Series A Common Stock Purchase Warrant Certificate(4)
4.3	Specimen of Underwriters' Warrant Certificate(4)
4.4	Charter (See Exhibits 3.1 and 3.2)
4.5	Bylaws (See Exhibit 3.3)
9.1	Shareholder Voting Agreement and Irrevocable Proxy(4)
10.1	Energy Search Natural Gas 1995-A L.P. Limited Partnership Agreement, dated March 31, 1995(4)
10.2	Energy Search Natural Gas 1995-A L.P. Joint Drilling and Operating Agreement, dated March 31, 1995(4)
10.3	Energy Search Natural Gas 1996 L.P.-Limited Partnership Agreement, dated September 10, 1996(4)
10.4	Energy Search Natural Gas 1996 L.P.-Joint Drilling and Operating Agreement, dated September 10, 1996(4)
10.5	ESI Pipeline Operating Partnership-Limited Partnership Agreement, dated January 7, 1993(4)
10.6	Energy Search Natural Gas Pipeline Income Partnership-Limited Partnership Agreement, dated January 7, 1993(4)
10.7	Gas Servicing Agreement between the Registrant and ESI Pipeline Operating L.P., dated January 5, 1993(4)
10.8	Selling Agreement-Class B Convertible Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996(4)
10.9	Selling Agreement-Class A and Class B Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996(4)
10.10	Selling Agreement-Variable Rate Subordinated Debentures between Registrant and Equity Financial Corporation, dated September 19, 1994(4)
10.11	Aircraft Lease between Charles P. Torrey, Jr. and the Registrant dated February 1, 1995(4)
10.12	Beaver Coal Company Lease between Beaver Coal Company Limited and the Registrant, dated September 15, 1996(4)
10.13	Amended and Restated Employment Agreements with officers and key employees of the Registrant
(a) John M. Johnston*
(b) Robert L. Remine*
(c) Charles P. Torrey, Jr.*
(d) Richard S. Cooper*
10.14	Promissory Notes of Executive Officers in Favor of Registrant
(a) Charles P. Torrey, Jr.(4)
(b) Robert L. Remine(4)
(c) Richard S. Cooper(4)
10.15	Stock Option Plan(4)*
10.16	Outside Directors' Stock Option Plan(4)*

-i-

10.17	Form of Lock-Up Agreement(4)
10.18	Stock Option and Restricted Stock Plan of 1998(1)*
10.19	Form of Indemnification Agreement (1)*
10.20	1998 Stock Option and Restricted Stock Plan for Outside Advisors and Consultants(5)
10.21	Credit Agreement between the Company and Southern Producer Services, L.P., dated as of June 23, 1999
10.22	First Amendment to Credit Agreement between the Company and Southern Producer Services, L.P., dated as of October 21, 1999
10.23	Form of Note in the amount of $30,000,000 payable to Southern Producer Services, L.P., dated June 23, 1999
10.24	Mortgage, Deed of Trust, Assignment, Security Agreement and Financing Statement from the Company to Brian P. Shannon, David W. Stewart and Southern Producer Services, L.P., dated as of June 23, 1999
10.25

Credit Line Deed of Trust, Assignment of Production, Security Agreement and Financing Statement from the Company to William C. Martin, trustee, and Southern Producer Services, L.P., dated as of June 23, 1999

10.26	Pledge Agreement made by the Company in favor of Southern Producer Services, L.P., dated as of June 23, 1999
10.27	Warrant to Purchase Common Stock of the Company, expiring June 23, 2004
10.28	Assignment and Conveyance of Overriding Royalty Interest between the Company and Southern Producer Services, L.P., dated as of June 23, 1999
10.29	Base Contract for Short-Term Sale and Purchase of Natural Gas between the Company and Southern Producer Services, L.P.
27.1	Financial Data Schedule

* Management contract or compensatory plan or arrangement.

(1)	Previously filed with the Company's Definitive Proxy Statement filed on April 28, 1998 with the Securities and Exchange Commission, and here incorporated by reference.

(2)	Previously filed with the Company's Form 10-QSB Quarterly Report for the quarter ended June 30, 1998, and here incorporated by reference.

(3)	Previously filed with the Company's Form 10-QSB Quarterly Report for the quarter ended September 30, 1998, and here incorporated by reference.

(4)	Previously filed with the Company's Registration Statement on Form SB-2 (Registration No. 333-12755) filed with the Securities and Exchange Commission, and here incorporated by reference.

(5)	Previously filed with the Company's Form 10-QSB Quarterly Report for the quarter ended September 30, 1998, and here incorporated by reference.

-ii-