Form 10KSB/A
period 1999-12-31
ENERGY SEARCH INC
filed 2000-04-18
CIK 932181

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

Effective December 31, 1999, we closed the acquisition of working interests in a total of 13 gross natural gas and oil wells owned by the Natural Gas/Tax Credit 1996 L.P. and the Natural Gas/Tax Credit 1996-A

L.P. We issued an aggregate of 165,450 shares of 9% redeemable convertible preferred stock to acquire the interests from these partnerships.

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

From 1989 to 1998 we sponsored 16 affiliated drilling partnerships. We did not sponsor an affiliated drilling partnership in 1999 and do not plan to sponsor any partnerships in 2000. Beginning in 1998, we implemented a consolidation strategy to reacquire interests in wells from affiliated drilling partnerships for cash or shares of our stock. To date, we have acquired assets of 14 of 16 affiliated drilling partnerships and we have made an offer to acquire the assets of the last two affiliated drilling partnerships.

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

We have under lease approximately 60,000 acres of mostly contiguous property located in Fayette and Raleigh Counties, West Virginia. We began drilling this acreage in March 1999.

As a result of the Mitchell Energy Corporation acquisition, we acquired 99 wells and 18,072 developed gross acres, 17,714 developed net acres and 21,336 gross/net undeveloped acres, located in Gallia, Lawrence and Vinton Counties, Ohio. These properties consist of two producing fields, the Arabia Gas field and the Greasy Ridge Oil field. We began drilling in December 1999.

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

Gas Gathering Systems. Throughout our various fields of operation in Ohio and West Virginia, we own and operate approximately 229 miles of pipeline and natural gas gathering systems. Substantially all of the wells that we drill and complete are connected to these natural gas gathering systems. The gas gathering systems collect the natural gas from the wells, with the majority sent through one or more compressor stations to enhance transportability and deliver it to interstate pipeline carriers.

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

Company -- Total
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

Company -- Total
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

Overview

We are an independent oil and gas company organized as a Tennessee corporation in 1990 and engaged in and focused exclusively on the exploration, development, production and acquisition of natural gas properties and, to a limited extent oil, in the Appalachian Basin. We initially drilled wells primarily for affiliated drilling partnerships and retained only a small portion. During the last several years, we have grown primarily through opportunistic acquisitions of Appalachian properties for our own account, the roll-up of affiliated drilling partnerships and the subsequent drilling development, exploitation and exploration of these properties, resulting in significant increases in our reserves and production. In 1999, 90% of our production was natural gas.

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

Events Subsequent to December 31, 1999

In March of 2000, we closed the purchase of approximately 6,500 acres of oil and gas properties from Cabot Oil & Gas Corporation. The property is contiguous to our existing field in Raleigh County, West Virginia and includes 45 producing wells and related gas gathering equipment. We funded the purchase of these properties with proceeds from our Southern Producer credit facility. The effective date of this purchase was January 1, 2000. In connection with this financing, we issued 105,000 shares of common stock to Southern Producer.

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

Current assets for the year ended December 31, 1999 increased $475,828 to $2,142,684, or a 28.5% increase compared to current assets for the year ended December 31, 1998. The increase in current assets is due primarily to the existence of a restricted cash account of $834,217 and after an offsetting decrease in cash of $187,871 to $407,878 or 31.5% for the year ended December 31, 1999. Under the terms of the Southern Producer credit facility, we were required to establish a restricted cash account, which is maintained by Southern Producer. All oil and gas revenue proceeds and amounts from any loans are deposited to this account. We may submit requests for reimbursement from the bank for certain operating expenses and principal and interest payments twice a month. Accounts receivable decreased $199,339 from the amount reported for the year ended December 31, 1998 to $781,542 for the year ended December 31, 1999 or 20.3%. The decrease is due primarily to an increase in the oil and gas revenue accrual and other receivables of approximately $423,000 and after an offsetting decrease of approximately $622,000 related to the agreement with Southern Producer which currently is purchasing approximately 60% of our natural gas revenue. This purchase has reduced the collection period from 45 to 60 days in prior years to approximately 30 days at December 31, 1999. Other current assets increased $28,821 from the amount reported for the year ended December 31, 1998 to $119,047 or 31.9% for the year ended December 31, 1999 due primarily to an increase in prepaid expenses of $12,700 and inventory of $16,100.

Net oil and gas properties for the year ended December 31, 1999 increased $9,553,937 to $29,818,697 or 47.2% from the amount reported at December 31, 1998. The increase is primarily a result of continued successful drilling activity for our own account, and our purchase of oil and gas lease interests in proven properties. Oil and gas properties are depreciated and depleted by the units of production method using estimates of proven reserves. Accumulated depreciation, depletion and amortization at December 31, 1999 increased approximately $2,257,270 to $6,725,182 or 50.5% from the amount reported at December 31, 1998. The increase is due primarily to the increase in the capitalized cost of oil and gas properties and an increase in depletion rates. Proven properties, both tangible and intangible, are provided for on the units of production basis using estimates of proven reserves. The estimates of proven reserves are adjusted annually to the proven reserves as determined by our independent petroleum engineers, Wright & Company, Inc. See "--Results of Operations" for further discussion.

Proven properties for the year ended December 31, 1999 increased $8,114,041 to $21,279,899 or 61.6% from the amount reported at December 31, 1998. The increase is primarily due to our purchase of oil and gas leases interests in proven properties of approximately $2,562,262, our purchase of a 1% working interest in nine of our wells and the rights to purchase working interests in future wells for approximately $225,000 and the cost of drilling wells of $5,326,779.

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

Effective December 31, 1999, we issued an aggregate of 428,520 shares of 9% redeemable convertible preferred stock, $4.00 par value, to limited partners in the Energy Search Natural Gas Pipeline Income L.P. in consideration for exchange of their partnership interests. The pipeline income partnership owned a substantial interest in the natural gas pipeline and gathering system which services certain natural gas wells operated by us in southeastern Ohio. Management determined that we had an impairment in our receivable from an investment in the pipeline and recorded an impairment loss of approximately $640,000. In recording the preferred stock issued to acquire the pipeline, management concluded that the preferred stock should be discounted from its face amount by $1,290,840 and recorded at a net amount of $423,240.

Effective December 31, 1999, we closed the acquisition of working interests in a total of 13 gross natural gas and oil wells owned by the Natural Gas/Tax Credit 1996 L.P. and the Natural Gas/Tax Credit 1996-A L.P. We issued an aggregate of 165,450 shares of 9% redeemable convertible preferred stock to acquire the interests from these partnerships. Management determined that we had an impairment in our receivable and our investment in the partnerships and recorded an impairment loss of approximately $50,000. In recording the stock issued to acquire the partnership's working interests, management concluded that the preferred stock should be discounted from its face amount by $476,800 and recorded at a net amount of $185,000.

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

The investments in related partnerships decreased $1,710,247 from the amount reported for the year ended December 31, 1998 to $3,020 or 99.8% for the year ended December 31, 1999. This decrease is due primarily to impairment charges of $688,663 and the transfer of $979,179 of investments to proved properties due to the affiliated drilling partnership roll-ups. Other assets increased $323,411 from the amount reported for the year ended December 31, 1998 to $528,191 or 157.9% for the year ended December 31, 1999 primarily due to the capitalization of net loan costs of $336,000 for the new Southern Producer credit facility.

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

For the year ended December 31, 1999, we did not recognize turnkey revenue compared to the $67,312 recognized for the year ended December 31, 1998. Net turnkey revenue is drilling profit recognized upon the drilling to total depth of wells in affiliated drilling partnerships. We did not sponsor an affiliated drilling partnership in 1999 and do not intend to do so in 2000. In 1998, we drilled to total depth and recognized gross revenue of approximately $115,200, one gross well, for the 1998 affiliated drilling partnerships, and recognized turnkey expenses of approximately $47,900.

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

Production expenses increased $311,763 to $972,799 or 47.2% over the amount reported in 1998 primarily due to the larger number of wells that we now operate. On a Mcfe basis, production expenses increased 21.3% from $0.61 per Mcfe in 1998 to $0.74 per Mcfe in 1999. Depreciation, depletion and amortization expense increased $959,581 or 61.8% due primarily to our larger number of wells and increased production of net wells that we now own, which results in increased depletion rates for proved properties. Exploration expenses decreased $151,568 or 74.8% due to a decrease in dry hole costs and the completion of a project in 1998 implementing new technology for exploration and development of our reserves and well database.

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

The income tax benefit decreased from a benefit of $235,600 for the year ended December 31, 1998 to a benefit of $224,600 for the year ended December 31, 1999. Management believes that the time horizon for the realization of the deferred tax asset has become less certain and will not report additional deferred tax asset until the certainty is clarified. The income tax benefit recognized in 1999 was reduced by the recognition of a valuation allowance for deferred tax assets of $1,100,600.

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

Cash flows from financing activities increased $1,437,927 from the amount reported at December 31, 1998 to $9,636,191 for the year ended December 31, 1999. The significant sources of financing activities in 1999 were proceeds of $1,020,000 from the Bank One credit facility, before payoff with the proceeds of the Southern Producer credit facility in June of 1999, and the funding of the Southern Producer credit facility in the amount of $18,019,344. The Southern Producer funds were used to retire our existing debt with Bank One in the amount of $8,769,776, to pay accrued interest expense and other expenses to Bank One in the amount of approximately $54,967, to fund the purchase of producing properties from Mitchell Energy Corporation and to fund operations and developmental drilling on oil and gas properties in Ohio and West Virginia in the amount of approximately $9,194,601. See "--Liquidity and Capital Resources" for further discussion. The other significant uses of cash flows from financing activities were the payments on long-term debt of $61,947 for the year ended December 31, 1999 and $166,780 for the year ended December 31, 1998, retirement of Bank One debt of $8,769,776 discussed above and payments on notes payable of $45,000 to each of Messrs. Torrey, Cooper and Remine. The notes payable to these officers were for their 1% working interests or rights to working interests in company wells. Other uses of cash flows from financing activities were the payment of loan issue costs of $422,899 for the year ended December 31, 1999 and the payment of dividends on preferred stock of $86,895 for the year ended December 31, 1999 and $17,601 for the year ended December 31, 1998.

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

Liquidity and Capital Resources

The primary source of funds has been cash flow from operations of $488,217, borrowing against the Bank One credit facility, before the Southern Producer refinancing, of $1,020,000 and borrowing against the Southern Producer credit facility of $18,019,344. The proceeds from these sources have been used to pay the preexisting Bank One credit facility in full and to fund our operations, acquisitions and developmental drilling activities in the southeastern Ohio and Southern West Virginia areas.

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

Item 7. Financial Statements.

The Consolidated Financial Statements and related notes begin on Page F-1 of this Form 10-KSB.

PART III

Item 13. Exhibits and Reports on Form 8-K.

Item 13(a). Exhibits

Exhibits

Exhibit Number	Description

3.1	Fourth Amended and Restated Charter of the Registrant(1)
3.2	Articles of Amendment to Charter (2)
3.3	Bylaws of the Registrant(3)
4.1	Specimen of Common Stock Certificate(4)
4.2	Specimen of Redeemable Series A Common Stock Purchase Warrant Certificate(4)
4.3	Specimen of Underwriters' Warrant Certificate(4)
4.4	Charter (See Exhibits 3.1 and 3.2)
4.5	Bylaws (See Exhibit 3.3)
9.1	Shareholder Voting Agreement and Irrevocable Proxy(4)

10.1	Energy Search Natural Gas 1995-A L.P. Limited Partnership Agreement, dated March 31, 1995(4)
10.2	Energy Search Natural Gas 1995-A L.P. Joint Drilling and Operating Agreement, dated March 31, 1995(4)
10.3	Energy Search Natural Gas 1996 L.P.-Limited Partnership Agreement, dated September 10, 1996(4)
10.4	Energy Search Natural Gas 1996 L.P.-Joint Drilling and Operating Agreement, dated September 10, 1996(4)
10.5	ESI Pipeline Operating Partnership-Limited Partnership Agreement, dated January 7, 1993(4)
10.6	Energy Search Natural Gas Pipeline Income Partnership-Limited Partnership Agreement, dated January 7, 1993(4)
10.7	Gas Servicing Agreement between the Registrant and ESI Pipeline Operating L.P., dated January 5, 1993(4)
10.8	Selling Agreement-Class B Convertible Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996(4)
10.9	Selling Agreement-Class A and Class B Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996(4)
10.10	Selling Agreement-Variable Rate Subordinated Debentures between Registrant and Equity Financial Corporation, dated September 19, 1994(4)
10.11	Aircraft Lease between Charles P. Torrey, Jr. and the Registrant dated February 1, 1995(4)
10.12	Beaver Coal Company Lease between Beaver Coal Company Limited and the Registrant, dated September 15, 1996(4)
10.13	Amended and Restated Employment Agreements with officers and key employees of the Registrant: (a) John M. Johnston(5)* (b) Robert L. Remine(5)* (c) Charles P. Torrey, Jr.(5)* (d) Richard S. Cooper(5)*
10.14	Promissory Notes of Executive Officers in Favor of Registrant: (a) Charles P. Torrey, Jr.(4) (b) Robert L. Remine(4) (c) Richard S. Cooper(4)
10.15	Stock Option Plan(4)*
10.16	Outside Directors' Stock Option Plan(4)*
10.17	Form of Lock-Up Agreement(4)
10.18	Stock Option and Restricted Stock Plan of 1998, as amended(6)*
10.19	Form of Indemnification Agreement (1)*
10.20	1998 Stock Option and Restricted Stock Plan for Outside Advisors and Consultants(7)
10.21	Credit Agreement between the Registrant and Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.22	First Amendment to Credit Agreement between the Registrant and Southern Producer Services, L.P., dated as of October 21, 1999(5)
10.23	Form of Note in the amount of $30,000,000 payable to Southern Producer Services, L.P., dated June 23, 1999(5)
10.24	Mortgage, Deed of Trust, Assignment, Security Agreement and Financing Statement from the Registrant to Brian P. Shannon, David W. Stewart and Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.25	Credit Line Deed of Trust, Assignment of Production, Security Agreement and Financing Statement from the Registrant to William C. Martin, trustee, and Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.26	Pledge Agreement made by the Registrant in favor of Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.27	Warrant to Purchase Common Stock of the Registrant, expiring June 23, 2004(5)

10.28	Assignment and Conveyance of Overriding Royalty Interest between the Registrant and Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.29	Base Contract for Short-Term Sale and Purchase of Natural Gas between the Registrant and Southern Producer Services, L.P.(5)
11.1	Statement Regarding Computation of Earnings Per Common Share(9)
21.1	Subsidiaries(8)
23.1	Consent of Experts and Counsel (a) Consent of Independent Accountant, Plante & Moran, LLP, CPA (b) Consent of Independent Petroleum Consultant, Wright & Company, Inc.(9)
27.1	Financial Data Schedule

____________________________

* Management contract or compensatory plan or arrangement

(1)	Previously filed with our Definitive Proxy Statement filed on April 28, 1998 with the Securities and Exchange Commission, and here incorporated by reference.

(2)	Previously filed with our Form 10-QSB for the quarter ended June 30, 1999, and here incorporated by reference.

(3)	Previously filed with our Form 10-QSB for the quarter ended June 30, 1998, and here incorporated by reference.

(4)	Previously filed with our Registration Statement on Form SB-2 (Registration No. 333-12755) filed with the Securities and Exchange Commission, and here incorporated by reference.

(5)	Previously filed with our Form 10-QSB for the quarter ended September 30, 1999, and here incorporated by reference.

(6)	Previously filed with our Definitive Proxy Statement filed on April 30, 1999 with the Securities and Exchange Commission, and here incorporated by reference.

(7)	Previously filed with our Form 10-QSB Quarterly Report for the quarter ended September 30, 1998, and here incorporated by reference.

(8)	Previously filed with our Form 10-KSB Annual Report for the fiscal year ended December 31, 1997, and here incorporated by reference.

(9)	Previously filed with our Form 10-KSB Annual Report for the fiscal year ended December 31, 1999, and here incorporated by reference.

Item 13(b). Reports on Form 8-K

We did not file any reports on Form 8-K during the fourth quarter of 1999.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2000	ENERGY SEARCH, INCORPORATED /s/ Richard S. Cooper Richard S. Cooper

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles P. Torrey, Jr. Charles P. Torrey, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	April 17, 2000

/s/ Richard S. Cooper Richard S. Cooper	President and Director	April 17, 2000

/s/ Robert L. Remine Robert L. Remine	Secretary, Treasurer and Director (Principal Financial and Accounting Officer)	April 17, 2000

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

Energy Search, Incorporated and Subsidiary
Notes to Consolidated Financial Statements December 31, 1999 and 1998

Note F - Preferred Stock (Continued)

We issued an aggregate of 428,520 shares of 9% redeemable convertible preferred stock to acquire the pipeline. The preferred stock was recorded at $423,240 based on the fair value of the pipeline acquired. In recording this acquisition we concluded that our receivable from an investment in the pipeline was impaired and we recorded an impairment loss of approximately $640,000.

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

Energy Search, Incorporated and Subsidiary
Supplementary Information (Unaudited)

Estimates of Natural Gas and Oil Reserves (Continued)
	December 31,
	1999	1998
Standardized measure of discounted future pretax net cash flows

Future cash inflows	$204,937,700	$121,902,800
Future production costs	(31,731,964)	(23,279,515)
Future development costs	(28,104,260)	(21,171,030)

Future pretax net cash flows	145,101,476	77,452,255
10% annual discount for estimated timing of cash flows	(85,373,926)	(46,690,672)

Standardized measure of discounted future pretax net cash flows
relating to proven oil and gas reserves	$59,727,550	$30,761,583

Standardized measure of discounted future net cash flows

Future cash inflows	$204,937,700	$121,902,800
Future production costs	(31,731,964)	(23,279,515)
Future development costs	(28,104,260)	(21,171,030)
Future income taxes	(39,555,212)	(23,610,860)
Future net cash flows	105,546,264	53,841,395
10% annual discount for estimated timing of cash flows	(54,810,060)	(29,975,411)

Standardized measure of discounted future net cash flows relating to
proven oil and gas reserves	$50,736,204	$23,865,984

Our share of equity method investors' standardized measure of
discounted future cash flows	$3,269	$124,376

The following reconciles the change in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	1999	1998
Beginning of year	$23,865,984	$24,095,367
Sales of oil and gas produced, net of production costs	(3,318,496)	(2,444,574)
Extensions, discoveries, and improved recovery -
Less related costs	16,775,903	9,806,445
Revisions of previous quantity estimates	688,320	(2,632,622)
Changes in prices	10,311,450	(12,778,261)
Net change from purchases and sales of minerals in place	15,536,903	6,498,274
Net change in income taxes	(15,944,352)	(1,461,434)
Accretion of discount	(2,386,598)	(2,409,537)
Other	5,207,090	5,192,326
End of year	$50,736,204	$23,865,984

EXHIBIT INDEX

Exhibit Number	Description

3.1	Fourth Amended and Restated Charter of the Registrant(1)
3.2	Articles of Amendment to Charter (2)
3.3	Bylaws of the Registrant(3)
4.1	Specimen of Common Stock Certificate(4)
4.2	Specimen of Redeemable Series A Common Stock Purchase Warrant Certificate(4)
4.3	Specimen of Underwriters' Warrant Certificate(4)
4.4	Charter (See Exhibits 3.1 and 3.2)
4.5	Bylaws (See Exhibit 3.3)
9.1	Shareholder Voting Agreement and Irrevocable Proxy(4)
10.1	Energy Search Natural Gas 1995-A L.P. Limited Partnership Agreement, dated March 31, 1995(4)
10.2	Energy Search Natural Gas 1995-A L.P. Joint Drilling and Operating Agreement, dated March 31, 1995(4)
10.3	Energy Search Natural Gas 1996 L.P.-Limited Partnership Agreement, dated September 10, 1996(4)
10.4	Energy Search Natural Gas 1996 L.P.-Joint Drilling and Operating Agreement, dated September 10, 1996(4)
10.5	ESI Pipeline Operating Partnership-Limited Partnership Agreement, dated January 7, 1993(4)
10.6	Energy Search Natural Gas Pipeline Income Partnership-Limited Partnership Agreement, dated January 7, 1993(4)
10.7	Gas Servicing Agreement between the Registrant and ESI Pipeline Operating L.P., dated January 5, 1993(4)
10.8	Selling Agreement-Class B Convertible Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996(4)
10.9	Selling Agreement-Class A and Class B Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996(4)
10.10	Selling Agreement-Variable Rate Subordinated Debentures between Registrant and Equity Financial Corporation, dated September 19, 1994(4)
10.11	Aircraft Lease between Charles P. Torrey, Jr. and the Registrant dated February 1, 1995(4)
10.12	Beaver Coal Company Lease between Beaver Coal Company Limited and the Registrant, dated September 15, 1996(4)
10.13	Amended and Restated Employment Agreements with officers and key employees of the Registrant: (a) John M. Johnston(5)* (b) Robert L. Remine(5)* (c) Charles P. Torrey, Jr.(5)* (d) Richard S. Cooper(5)*
10.14	Promissory Notes of Executive Officers in Favor of Registrant: (a) Charles P. Torrey, Jr.(4) (b) Robert L. Remine(4) (c) Richard S. Cooper(4)
10.15	Stock Option Plan(4)*
10.16	Outside Directors' Stock Option Plan(4)*
10.17	Form of Lock-Up Agreement(4)

i

10.18	Stock Option and Restricted Stock Plan of 1998, as amended(6)*
10.19	Form of Indemnification Agreement (1)*
10.20	1998 Stock Option and Restricted Stock Plan for Outside Advisors and Consultants(7)
10.21	Credit Agreement between the Registrant and Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.22	First Amendment to Credit Agreement between the Registrant and Southern Producer Services, L.P., dated as of October 21, 1999(5)
10.23	Form of Note in the amount of $30,000,000 payable to Southern Producer Services, L.P., dated June 23, 1999(5)
10.24	Mortgage, Deed of Trust, Assignment, Security Agreement and Financing Statement from the Registrant to Brian P. Shannon, David W. Stewart and Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.25	Credit Line Deed of Trust, Assignment of Production, Security Agreement and Financing Statement from the Registrant to William C. Martin, trustee, and Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.26	Pledge Agreement made by the Registrant in favor of Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.27	Warrant to Purchase Common Stock of the Registrant, expiring June 23, 2004(5)
10.28	Assignment and Conveyance of Overriding Royalty Interest between the Registrant and Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.29	Base Contract for Short-Term Sale and Purchase of Natural Gas between the Registrant and Southern Producer Services, L.P.(5)
11.1	Statement Regarding Computation of Earnings Per Common Share(9)
21.1	Subsidiaries(8)
23.1	Consent of Experts and Counsel (a) Consent of Independent Accountant, Plante & Moran, LLP, CPA (b) Consent of Independent Petroleum Consultant, Wright & Company, Inc.(9)
27.1	Financial Data Schedule

____________________________

* Management contract or compensatory plan or arrangement

(1)	Previously filed with our Definitive Proxy Statement filed on April 28, 1998 with the Securities and Exchange Commission, and here incorporated by reference.

(2)	Previously filed with our Form 10-QSB for the quarter ended June 30, 1999, and here incorporated by reference.

(3)	Previously filed with our Form 10-QSB for the quarter ended June 30, 1998, and here incorporated by reference.

(4)	Previously filed with our Registration Statement on Form SB-2 (Registration No. 333-12755) filed with the Securities and Exchange Commission, and here incorporated by reference.

(5)	Previously filed with our Form 10-QSB for the quarter ended September 30, 1999, and here incorporated by reference.

(6)	Previously filed with our Definitive Proxy Statement filed on April 30, 1999 with the Securities and Exchange Commission, and here incorporated by reference.

(7)	Previously filed with our Form 10-QSB Quarterly Report for the quarter ended September 30, 1998, and here incorporated by reference.

(8)	Previously filed with our Form 10-KSB Annual Report for the fiscal year ended December 31, 1997, and here incorporated by reference.

(9)	Previously filed with our Form 10-KSB Annual Report for the fiscal year ended December 31, 1999, and here incorporated by reference.

ii