Form 10KSB/A
period 1999-12-31
ENERGY SEARCH INC
filed 2000-04-28
CIK 932181

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSBA
(Amendment No. 2)

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

Check whether the issuer has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X               No ______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The Registrant's total revenues for the fiscal year ended December 31, 1999, were $3,945,013.

As of March 29, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $16,690,396. This amount is based on the sale price of $5.8125 per share for the Registrant's stock as of such date.

As of March 29, 2000, the Registrant had outstanding 4,463,376 shares of Common Stock, no par value.

Transitional Small Business Disclosure Format (check one): Yes ______       No      X

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

BOARD OF DIRECTORS

The Company's Board of Directors currently consists of five directors, two of whom are standing for reelection. The Company's Charter and Bylaws provide that the Board of Directors shall be divided into three classes, with each class to be as nearly equal in number as possible. Each class of directors serves a term of office of three years, with the term of one class expiring at the annual meeting of shareholders in each successive year.

Biographical information as of April 24, 2000, is presented below for each person who is a director and nominees who are nominated for election as a director at the annual meeting of shareholders. Except as indicated, all have had the same principal positions and employment for over five years.

Nominees for Election to Terms Expiring in 2003

Robert L. Remine (age 51), a certified public accountant, has been a director of the Company since its inception in 1990. Mr. Remine, a founder of the Company, has served as the Company's Secretary and Treasurer since 1990. Mr. Remine actively has participated in the syndication, capital formation, investment and management of over $50 million in oil and gas related programs for the Company. Mr. Remine is responsible for overview of all financial, tax and accounting matters of the Company. Mr. Remine is a registered securities representative, principal, director and secretary and treasurer of Equity Financial Corporation ("EFC"), a wholly owned subsidiary of the Company. EFC is a member of the National Association of Securities-Dealers and a registered broker-dealer with the Securities and Exchange Commission and in the states of Tennessee, Alabama, Georgia, Florida and Kentucky.

Kim A. Walbe (age 54) has been a director of the Company since March 1997. Mr. Walbe is an independent consultant supervising drilling and completion of wells in West Virginia, Virginia and Kentucky. Mr. Walbe prepares oil and gas reserve reports for wells in New York, Pennsylvania, West Virginia, Ohio, Kentucky and Virginia. Mr. Walbe also is involved in supervising acquisition quality control and interpretation of all forms of electric log data, including deviated well data. Mr. Walbe functions as well-site geologist in Kentucky, West Virginia and Virginia; evaluates leases in Ohio, Virginia, Pennsylvania, West Virginia, New York and Kentucky; interprets aerial photography and prepares geological structure maps from interpretations; prepares lineation/fracture/borehole television maps for Devonian Shale well site selection and prepares and delivers testimony in oil and gas litigation as an expert witness. Mr. Walbe is an Adjunct Professor of Geology at the University of Charleston. Mr. Walbe also has been a contract consultant since 1985 to the Gas Research Institute's Devonian Shale Program. Mr. Walbe is a member of the Appalachian Geological Society, American Institute of Professional Geologists, Society of Petroleum Engineers of A.I.M.E., Society of Professional Well Log Analysts and American Society for Photogrammetry and Remote Sensing.

Incumbent Director - Term Expiring in 2001

Charles P. Torrey, Jr. (age 53) has been a director of the Company since its inception in 1990. Mr. Torrey, a founder of the Company, has served as the Company's Chief Executive Officer since 1990. Mr. Torrey actively has participated in the syndication, capital formation, investment and management of over $50 million in oil and gas related programs for the Company. Mr. Torrey's current responsibilities for the Company include interfacing with capital markets, development of corporate growth strategies, capital formation and financial operations. Mr. Torrey is a registered securities representative, principal, director and president of EFC. In 1986, Mr. Torrey received his certification as a Certified Financial Planner from the College of Financial Planning, Denver, Colorado.

Incumbent Directors - Terms Expiring in 2002

Richard S. Cooper (age 50) has been a director of the Company since its inception in 1990. Mr. Cooper, a founder of the Company, has served as the Company's President since 1990. Mr. Cooper actively has participated in the syndication, capital formation, investment and management of over $50 million in oil and gas related programs for the Company. Mr. Cooper is licensed to practice law in the State of Tennessee and, before 1991, practiced business and real estate law in Knoxville, Tennessee.

Douglas A. Yoakley (age 45), a certified public accountant, has been a director of the Company since March 1997. Mr. Yoakley founded Pershing & Yoakley & Associates, a multi-specialty public accounting firm with over 100 employees in three offices, including Knoxville and Chattanooga, Tennessee and Clearwater, Florida. Mr. Yoakley is a member of the American Institute of Certified Public Accountants and the Tennessee Society of Certified Public Accountants. Mr. Yoakley serves as a director for The Philadelphians, Inc., Healthcare Horizons, Inc., Camel Manufacturing, Inc. and Clinical Laboratories, Inc.

Significant Employee

John M. Johnston (age 40) joined the Company as a petroleum geologist in December 1993 and became Vice President-Exploration and Development in January of 1996. Mr. Johnston specializes in subsurface geological analysis, reservoir engineering, wellsite geology, well completion design and supervision and production maintenance. Mr. Johnston also manages the use of advanced geologic (GeoGraphix) and reservoir engineering (GEMS) computer programs. Before joining the Company, from 1987 through December of 1993, Mr. Johnston served as manager of geology and reservoir engineering for Halwell Company, Inc. of Marietta, Ohio and senior geologist and project manager for Energy Omega, Inc. of Marietta, Ohio, an affiliate of Halwell Company, Inc. From 1981 through 1986, Mr. Johnston worked as a staff exploration geologist for Chevron U.S.A. and Gulf Oil Corp. Mr. Johnston presently is working on his thesis in connection with a Masters of Science Degree in Geology at the University of Cincinnati. Mr. Johnston was awarded a Chevron Fellowship, was a Marathon Oil Scholar and an Edmund J. James Scholar. Mr. Johnston is currently president of the Ohio Geological Society and a member of the board of directors of the Southeastern Ohio Oil and Gas Association. Mr. Johnston is a member of the American Association of Petroleum Geologists, the Society of Professional Well Log Analysts, the Ohio Geological Society and the Ohio Oil and Gas Association.

BOARD COMMITTEES AND MEETINGS

The Company's Board of Directors has two standing committees: the Audit Committee and the Compensation Committee.

Audit Committee. The Audit Committee recommends to the Board of Directors the selection of independent accountants; approves the nature and scope of services to be performed by the independent accountants and reviews the range of fees for such services; confers with the independent accountants and reviews the results of the annual audit; reviews with the independent accountants the Company's internal auditing, accounting and financial controls; and reviews policies and practices regarding compliance with laws and conflicts of interest. Messrs. Yoakley (Chairman) and Walbe currently serve on the Audit Committee and Mr. Remine serves on the Audit Committee as a non-voting member. During 1999, the Audit Committee held one meeting.

Executive Management and Compensation Committee. The Executive Management and Compensation Committee (the "Compensation Committee") is responsible for recommending individuals to serve as officers, reviewing and recommending to the Board of Directors the timing and amount of compensation for the Chief Executive Officer and other key employees, including salaries, bonuses and other benefits. The Compensation Committee also is responsible for administering the Company's stock option and other equity-based incentive plans, recommending retainer and attendance fees for non-employee directors, reviewing for their adequacy and competitiveness compensation plans and awards as they relate to the Chief Executive Officer and other key employees and reviewing management's recommended annual budget and the Company's strategic plans. Messrs. Walbe (Chairman) and Yoakley currently serve on the Compensation Committee and Mr. Torrey serves on the Compensation Committee as a non-voting member. During 1999, the Compensation Committee held three meetings.

The Board of Directors does not have a standing nominating committee. The Company will consider nominees for election to the Board of Directors submitted by shareholders. The Company's Charter provides that any shareholder entitled to vote generally in the election of directors may nominate one or more persons for election as directors at a meeting only if written notice of such shareholder's intent to make such nomination or nominations has been given to the Secretary of the Company not less than 120 days before the date of notice of the meeting in the case of an annual meeting, and not more than seven days following the date of notice of the meeting in the case of a special meeting. Each such notice to the Secretary shall set forth: (a) the name, age, business address and residence address of each nominee proposed in the notice; (b) the principal occupation or employment of each nominee; (c) the number of shares of capital stock of the Company which are beneficially owned by each nominee; (d) a statement that the nominee is willing to be nominated; and (e) such other information concerning each nominee as would be required under the rules of the Securities and Exchange Commission in a proxy statement soliciting proxies for the election of such nominees.

During the Company's last fiscal year, the Board of Directors held seven regular meetings. Each of the directors attended 75% or more of the aggregate of (a) the total number of meetings of the Board of Directors and (b) the total number of meetings held by all committees of the Board of Directors on which each served (during the periods that each served).

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of the outstanding shares of common stock, to file reports of ownership and changes in ownership of shares of common stock with the Securities and Exchange Commission. Directors, officers and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based on its review of the copies of such reports received by it, or written representations from certain reporting persons that no reports on Form 5 were required for those persons for the 1999 fiscal year, the Company believes that its officers and directors complied with all applicable filing requirements during the Company's last fiscal year, except that Mr. Torrey failed to file three reports concerning seven transactions that occurred in 1999, which were later reported on Form 5; Mr. Remine failed to file two reports concerning four transactions that occurred in 1999, which were later reported on Form 5; Mr. Cooper failed to file two reports concerning four transactions that occurred in 1999, which were later reported on Form 5; and Mr. Yoakley failed to file one report concerning one transaction that occurred in 1999, which was later reported on Form 5.

Item 10. Executive Compensation.

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company receive a $3,000 annual retainer fee, $500 for each meeting of the Board that the director attends and an annual grant of 1,000 shares of restricted common stock. In January of 2000, Messrs. Yoakley and Walbe were issued 1,000 shares of restricted stock each pursuant to the Company's Stock Option and Restricted Stock Plan of 1998. Directors who also are employees of the Company or its subsidiary receive no annual retainer and are not compensated for attendance at Board or committee meetings. The Company also reimburses directors for expenses associated with attending Board and committee meetings.

EXECUTIVE COMPENSATION

Compensation Summary

The following Summary Compensation Table shows certain information concerning the compensation earned during the fiscal years ended December 31, 1999, 1998 and 1997 by the Chief Executive Officer of the Company and each executive officer who earned in excess of $100,000 and who served in positions other than Chief Executive Officer at the end of the last completed fiscal year:

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus (1)	Other Annual Compensation (2)	Number of Securities Underlying Options	All Other Compensation (3)

Charles P. Torrey, Jr. Chairman, Chief Executive Officer and Director	1999 1998(4) 1997	$202,248 194,775 180,000	$72,089 -- 52,500	$30,818 -- --	107,464 62,978 32,978	$6,607 5,622 6,052

Richard S. Cooper President and Director	1999 1998(4) 1997	202,248 194,775 180,000	72,089 -- 52,500	32,319 -- --	107,464 62,978 32,978	6,607 5,761 5,166

Robert L. Remine Secretary, Treasurer and Director	1999 1998(4) 1997	202,248 194,775 180,000	69,089 -- 52,500	29,614 -- --	104,764 62,978 32,978	6,607 7,946 7,875
________________

(1)

Includes payments or accruals under the annual bonus program contained in each individual's employment agreement. See "Employment Contracts and Termination of Employment and Change in Control Arrangements" for a description of an amendment to the employment agreements with regard to bonuses earned by each individual in 1999.

(2)	The compensation listed in this column for 1999 includes: (a) payments made by the Company for an automobile allowance of $12,000 to each of Messrs. Torrey, Cooper and Remine; and (b)

payments made by the Company for 1997, 1998 and 1999 in lieu of individual life insurance policies as follows: $15,025 to Mr. Torrey, $15,792 to Mr. Cooper and $13,928 to Mr. Remine.

(3)	The compensation listed in this column for 1999 consisted of Company contributions to the accounts of the named executive officers under the Company's simplified employee pension plan.

(4)

Amounts reported for 1998 include the following number of options granted during 1998 which were subsequently canceled in connection with the Company's stock option exchange program effective January 1, 1999: Mr. Torrey - 30,000 options; Mr. Cooper - 30,000 options; and Mr. Remine - 30,000 options. These options were re-issued to the executive officers in 1999 at an exercise price of $4.50. Certain option grants reported for 1997 for each of the named executive officers (30,000 each) also were subsequently canceled effective January 1, 1999 in connection with the stock option exchange program.

Stock Options

The Company's stock option plans are administered by the Compensation Committee of the Board of Directors which has authority to determine the individuals to whom and the terms upon which options will be granted, the number of shares to be subject to each option and the form of consideration that may be paid upon the exercise of an option. The Board of Directors of the Company makes recommendations of stock incentive grants which the Compensation Committee will then consider.

The following tables list information regarding stock options granted to the named executive officers during the fiscal year ended December 31, 1999:

OPTION GRANTS IN LAST FISCAL YEAR
Individual Grants
Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date

Charles P. Torrey, Jr.	986 13,500 30,000	0.7 9.5 21.1%	$4.50 4.50 4.50	July 20, 2004 September 21, 2004 November 17, 2004
Richard S. Cooper	986 13,500 30,000	0.7 9.5 21.1	4.50 4.50 4.50	July 20, 2004 September 21, 2004 November 17, 2004
Robert L. Remine	986 10,800 30,000	0.7 7.6 21.1	4.50 4.50 4.50	July 20, 2004 September 21, 2004 November 17, 2004

_____________________

(1)

These represent options that were previously granted and have vested during 1999 under the Company's executive officer common stock purchase warrants program. All such options are exercisable for a term of five years after the vesting date.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES(1)
	Number of Securities Underlying Unexercised Options at Fiscal Year-End
Name	Exercisable	Unexercisable

Charles P. Torrey, Jr.	107,464	--
Richard S. Cooper	107,464	--
Robert L. Remine	104,764	--

__________________

(1)	No named executive officer exercised any stock options in 1999.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
AND CHANGE IN CONTROL ARRANGEMENTS

Charles P. Torrey, Jr., Richard S. Cooper and Robert L. Remine. The Company has entered into employment agreements with Charles P. Torrey, Jr., the Company's Chairman and Chief Executive Officer, Richard S. Cooper, the Company's President, and Robert L. Remine, the Company's Secretary and Treasurer. Each of these employment agreements became effective January 1, 1997, continues for an initial term of five years and is subject to automatic annual renewal terms of one year each year thereafter. Base salary for each of the employment agreements is $180,000 per year, subject to an annual increase of at least 6% per year plus any additional amount that the Board of Directors may award. In addition, in each year in which the gross working interest revenue of the Company increases by at least 20% over its level in the preceding year, each of the employment agreements provides for a yearly performance bonus equal to 25% of the executive officer's base salary.

In December of 1998, the Board of Directors amended the employment agreements of Messrs. Torrey, Cooper and Remine as follows: each individual was entitled to a 1998 cash performance bonus of $47,500 pursuant to their respective employment agreements. In an effort to reduce corporate cash outlays for the Company, an alternative criteria was adopted for payment of the 1998 cash performance payable to Messrs. Torrey, Cooper and Remine. Accordingly, the employment agreements of each individual were amended to provide that: (i) the criteria for determining entitlement to the yearly performance bonus will be growth in Company oil and gas reserves rather than gross working interest revenue; and (ii) the 1998 cash performance bonus will be a $57,000 bonus which will be earned and payable at the sooner of (a) sale of substantially all of the assets of the Company or participation of the Company in a merger or other business combination in which the Company is not the surviving entity, or (b) the 1998 growth in oil and gas reserves benchmark is met and the Company oil and gas reserves for 1999 increase 10% over the prior year.

Messrs. Torrey, Cooper and Remine also were, pursuant to their respective employment agreements, entitled to acquire 1% of any Company well drilled in exchange for payment of 1% of the completion costs of any well selected. The value of the contractual right was estimated to be $75,000 per person. To maximize Company cash flow, management recommended and the Board adopted that the Company purchase from Messrs. Torrey, Cooper and Remine their working interest or right to working interest in Company wells described above for $75,000 payable interest only at the rate of 10% per annum with the principal due and payable at the earlier of three years or the date on which the Company is sold or merged in a transaction in which it is not the surviving entity. The Company made a principal payment of $15,000 and an interest payment of $8,125 to each individual as of December 31, 1999.

Under the employment agreements, Messrs. Torrey, Cooper and Remine also are entitled to receive the following: a nonaccountable automobile allowance of $1,000 per month and reimbursement of itemized fuel, cleaning and related expenses; a life insurance policy in the face amount of $500,000 (with the employee to name the beneficiary) provided the employee is insurable at standard rates (and if extra premiums are incurred to insure the life of the employee, the employee will be responsible for payment of such additional premiums or may accept such reduced death benefit as may be purchased for the cost of standard premiums); medical, health and hospitalization insurance as provided to other executive officers; participation in any bonus or profit-sharing plan, qualified salary deferral plan or pension plan now or in the future adopted by the Company; and three weeks paid vacation.

In the event of Messrs. Torrey's, Cooper's or Remine's termination of employment by the Company with or without cause, each is entitled to be paid a severance allowance equal to 24 months' salary (less amounts required to be withheld and deducted) plus any performance bonus, ratably apportioned. In the event any of Messrs. Torrey, Cooper or Remine are terminated without cause, such termination shall be preceded by 120 days advance written notice. No advance written notice is required to be given by the Company for a termination with cause.

Messrs. Torrey's, Cooper's and Remine's employment agreements each contain confidentiality provisions (generally requiring that all of the Company's confidential and proprietary data be kept confidential) and noncompetition provisions (generally providing that the employee will not directly or indirectly compete with the Company during the term of employment or for two years thereafter) for the benefit of the Company.

COMPENSATION COMMITTEE REPORT
ON EXECUTIVE COMPENSATION

The Compensation Committee develops and recommends to the Board of Directors the compensation policies of the Company. The Compensation Committee also administers the Company's compensation plans and recommends for approval by the Board of Directors the compensation to be paid to the Chief Executive Officer and, with the advice of the Board of Directors, the other executive officers of the Company. The Compensation Committee consists of three directors, two of whom are not current or former employees of the Company or its subsidiary and one of whom is a non-voting member and the Company's Chief Executive Officer.

The basic compensation philosophy of the Compensation Committee is to provide competitive salaries as well as competitive incentives to achieve superior financial performance. The Company's executive compensation policies are designed to achieve three primary objectives:

•	Attract and retain well-qualified executives who will lead the Company and achieve and inspire superior performance;

•	Provide incentives for achievement of specific short-term individual and corporate goals; and

•	Align the interests of management with those of the shareholders to encourage achievement of continuing increases in shareholder value.

Executive compensation at the Company consists primarily of the following components: base salary and benefits; amounts paid (if any) under the annual bonus programs available to certain executive officers (see below); and participation in the Company's stock option and equity-based incentive plans. Each component of compensation is designed to accomplish one or more of the three compensation objectives described above.

Base Salary

To attract and retain well-qualified executives, it is the Compensation Committee's policy to establish base salaries at levels and provide benefit packages that the Compensation Committee believes to be competitive. Base salaries of executives may be determined in part by comparing each executive's position with similar positions in companies of similar type, size and financial performance. In general, the Compensation Committee has targeted salaries to be commensurate with base salaries paid for comparable positions in comparable size companies. Other factors that have been considered by the Compensation Committee are the executive's performance, the executive's current compensation and the Company's performance (determined by reference to growth revenues from Company oil and gas reserves). The 1999 average base salary of executives increased over the previous year's level as a result of a combination of factors, including improved individual performance, improved performance by the Company and increased responsibilities.

Annual Bonus Program

To provide incentives and rewards for achievement of short-term goals, the Company has entered into employment agreements with Messrs. Torrey, Cooper, Remine and John M. Johnston, the Company's Vice President-Exploration and Development, (the "Executives"). The employment agreements, in addition to providing for employment and base salary, were designed to provide the Executives with the opportunity for bonuses based on the performance of the Company (the "Annual Bonus Program"). The Annual Bonus Program contained in each employment agreement provides that in each year in which the Company's oil and gas reserves increase by at least 20% compared to the level in the preceding year, the Executives will receive a yearly performance bonus equal to 25% of the executive's base salary. Payment of a bonus to the Executives for a fiscal year under the Annual Bonus Program is entirely contingent upon achievement of the performance levels established by the Compensation Committee. The measure of corporate performance under the Annual Program exceeded the targeted level for 1998. See "Employment Contracts and Termination of Employment and Change in Control Arrangements" for a description of a recent amendment to the payment terms of the Annual Bonus Program for 1998.

Discretionary Bonus Plans

In addition to bonuses paid based on corporate performance pursuant to the Annual Bonus Program, the Company also may pay annual incentive bonuses to employees based on individual performance goals. Bonuses based on individual performance will be paid on a discretionary basis, but, generally, only after the review and approval of the Compensation Committee.

Stock Option Plans

Awards under the Company's stock option plans are designed to encourage long-term investment in the Company by participating executives, more closely align executive and shareholder interests and reward executives and other key employees for building shareholder value. The Compensation Committee believes stock ownership by management is beneficial to all shareholders. The Compensation Committee administers all aspects of these plans and reviews, modifies (to the extent appropriate) and takes final action on any such awards.

Under the Stock Option and Restricted Stock Plan of 1998, which previously has been adopted by the shareholders, the Compensation Committee may grant to executives and other key employees shares of restricted stock or rights to purchase stock at a price equal to the value of the stock on the date of grant. These shares are subject to certain restrictions that generally lapse over time.

Under the Company's Stock Option Plan and Stock Option and Restricted Stock Plan of 1998, which previously have been adopted by the shareholders, the Compensation Committee may grant to executives and other key employees options to purchase shares of stock. The Compensation Committee reviews, modifies (to the extent appropriate) and takes final action on the amount, timing, price and other terms of all options granted to employees of the Company. The Compensation Committee is entitled to grant Incentive Stock Options and Nonqualified Options with an exercise price equal to the market price of Common Stock on the date of the grant. Under the terms and conditions of the plans, the Compensation Committee may, however, grant options with an exercise price above or below the market price on the date of grant.

Under the Company's executive officer common stock purchase warrants program (the "Executive Warrants"), the Company has granted warrants to Messrs. Torrey, Cooper and Remine. The exercise price of the Executive Warrants was originally $8.00 per warrant, but this exercise price was reduced to $4.50 per share effective January 1, 1999. The Executive Warrants may be exercised at any time within five years from the date of vesting.

In determining the number of shares of restricted stock and/or the number of options to be awarded to an executive, the Compensation Committee generally considers the levels of responsibility and compensation practices of similar companies. The Compensation Committee also considers the recommendations of management (except for awards to the Chief Executive Officer), the individual performance of the executive and the number of shares previously awarded to and exercised by the executive. As a general practice, both the number of shares granted and their proportion relative to the total number of shares granted increase in some proportion to increases in each executive's responsibilities.

Chief Executive Officer

The Chief Executive Officer's compensation is based upon the policies and objectives discussed above.

Effective January 1, 1997, the Company executed an employment agreement (the "Employment Agreement") with Mr. Torrey which provides for his continued service to the Company through December 31, 2002 (with evergreen provisions), as Chief Executive Officer. The Employment Agreement also is described in this Proxy Statement under the heading "Employment Contracts and Termination of Employment and Change in Control Arrangements."

Under the Employment Agreement, Mr. Torrey will receive a base salary in 2000 of $214,382. This amount is subject to an annual increase of at least 6% per year plus any additional amount that the Board of Directors may award. Mr. Torrey is entitled to participate in the Annual Bonus Program and to receive fringe benefits similar to those provided to senior executives of the Company through the term of the Employment Agreement and any renewal period.

Mr. Torrey's annual incentive bonus under the Annual Bonus Program is based upon the Company increasing its oil and gas reserves by 20% over the level reported for the prior fiscal year. Since the Company achieved the target provided in the Employment Agreement, the Compensation Committee recognized that Mr. Torrey was entitled to a 1998 annual bonus. See "Employment Contracts and Termination of Employment and Change in Control Arrangements" for a description of an amendment to the payment terms of the 1998 annual bonus.

In 1999, Mr. Torrey was awarded options to purchase an additional 44,486 shares of Common Stock.

During 1999, Mr. Torrey's base salary was commensurate with base salaries paid by similar companies to chief executive officers. Due to the Company's 1999 results, the Company believes that Mr. Torrey's salary and bonus and his total compensation were commensurate with amounts paid to chief executive officers by similar companies.

All actions of the Compensation Committee attributable to 1999 compensation were unanimously approved by the Board of Directors.

Respectfully submitted, Kim A. Walbe, Chairman Douglas A. Yoakley Charles P. Torrey, Jr.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following lists information as to each individual known to the Company to have been the beneficial owner of more than 5% of the Company's outstanding shares of common stock as of April 24, 2000. The address of each individual listed below is c/o Energy Search, Incorporated, 280 Fort Sanders West Boulevard, Suite 200, Knoxville, Tennessee 37922.

	Amount and Nature of Beneficial Ownership(1)
Name and Address of Beneficial Owner	Sole Voting and Dispositive Power(2)	Shared Voting or Dispositive Power(3)	Total Beneficial Ownership(2)(3)	Percent of Class

Charles P. Torrey, Jr.	498,776	10,875	509,651	11.0%
Richard S. Cooper	488,625	--	488,625	10.6%
Robert L. Remine	497,412	2,400	499,812	10.8%

__________________

(1)

The numbers of shares stated are based on information provided by each person listed and include shares personally owned of record by the person and shares which, under applicable regulations, are considered to be otherwise beneficially owned by the person.

(2)

These numbers include shares that may be acquired through the conversion of issued and outstanding convertible preferred stock, as well as shares that may be acquired upon the exercise of stock options or warrants granted under various Company plans within 60 days after April 24, 2000. The number of shares subject to stock options exercisable within 60 days after April 24, 2000, for each listed person is shown below:

Mr. Torrey	159,737
Mr. Cooper	145,646
Mr. Remine	147,037

(3)

These numbers include shares over which the listed person is legally entitled to share voting or dispositive power by reason of joint ownership, trust or other contract or property right, and shares held by spouses, children or other relatives over whom the listed person may have substantial influence by reason of relationship.

SECURITY OWNERSHIP OF MANAGEMENT

The following table lists the number of shares of Common Stock beneficially owned as of April 24, 2000 by each of the Company's directors and nominees for director, each of the named executive officers and all of the Company's directors and executive officers as a group:

	Amount and Nature of Beneficial Ownership(1)
Name of Beneficial Owner	Sole Voting and Dispositive Power(2)	Shared Voting or Dispositive Power(3)	Total Beneficial Ownership(2)(3)	Percent of Class

Charles P. Torrey, Jr.	498,776	10,875	509,651	11.0%
Richard S. Cooper	488,625	--	488,625	10.6%
Robert L. Remine	497,412	2,400	499,812	10.8%
John M. Johnston	85,000	--	85,000	1.9%
Douglas A. Yoakley	11,822	--	11,822	*
Kim A. Walbe	7,000	--	7,000	*
All directors and executive officers as a group	1,588,635	13,275	1,601,910	32.4%

_____________________________

* Less than 1%.

(1)

The numbers of shares stated are based on information provided by each person listed and include shares personally owned of record by the person and shares which, under applicable regulations, are considered to be otherwise beneficially owned by the person.

(2)

These numbers include shares that may be acquired through the conversion of issued and outstanding convertible preferred stock, as well as shares that may be acquired upon the exercise of stock options or warrants granted under various Company plans within 60 days after April 24, 2000. The number of shares subject to stock options exercisable within 60 days after April 24, 2000, for each listed person is shown below:

Mr. Torrey	159,737
Mr. Cooper	145,646
Mr. Remine	147,037
Mr. Johnston	7,300
Mr. Yoakley	5,000
Mr. Walbe	5,000
All directors and executive officers as a group	469,720

(3)

These numbers include shares over which the listed person is legally entitled to share voting or dispositive power by reason of joint ownership, trust or other contract or property right, and shares held by spouses, children or other relatives over whom the listed person may have substantial influence by reason of relationship.

Item 12. Certain Relationships and Related Transactions.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1998, the Company received $115,200 from affiliated oil and gas partnerships for drilling costs which were the responsibility of the affiliated oil and gas partnerships. As of December 31, 1998 approximately $0 was due from affiliated partnerships. During 1999, the Company did not receive any funds from affiliated oil and gas partnerships.

In its role as operator of the oil and gas wells owned by various related partnerships, the Company charges a monthly wellhead and administrative fee of between $100 and $300 for each producing well. These fees totaled approximately $110,856 in 1998 and $46,100 in 1999. In its role as general partner of a partnership which owns the gas pipeline and gathering system, the Company charges the partnership a management fee of $2,500 per month. The Company believes that such fees are representative of the fair value of the services provided.

The Company, in its discretion and given the business environment existing at the time, chose not to collect certain amounts due from partnerships affiliated with the Company and also paid certain expenses due to third parties on behalf of such partnerships. The Company paid approximately $192,837 in 1998 and $104,300 in 1999 on behalf of the partnerships. The Company is under no legal or contractual obligation to continue this activity, and there is no expectation that it will continue in future years.

The Company has adopted a policy concerning material loans and advances (for amounts in excess of $1,000 outside the ordinary course of business) to Company employees, officers and directors which provides that all such loans or advances must be evidenced by a written loan agreement or promissory note, must be on terms that are fair and advantageous to the Company and must be approved by the Board of Directors. Furthermore, all transactions between the Company and any affiliate of the Company must be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of the directors, including a majority of disinterested directors.

Douglas A. Yoakley, a director of the Company, is a founder of Pershing & Yoakley & Associates. Pershing & Yoakley & Associates, a public accounting firm, provided consulting services to the Company during 1999. The Company paid approximately $69,650 in 1998 and $64,500 in 1999 to Pershing & Yoakley & Associates.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2000	ENERGY SEARCH, INCORPORATED /s/ Richard S. Cooper Richard S. Cooper

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles P. Torrey, Jr. Charles P. Torrey, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	April 27, 2000

/s/ Richard S. Cooper Richard S. Cooper	President and Director	April 27, 2000

/s/ Robert L. Remine Robert L. Remine	Secretary, Treasurer and Director (Principal Financial and Accounting Officer)	April 27, 2000