Form 10QSB
period 2000-03-31
ENERGY SEARCH INC
filed 2000-05-02
CIK 932181

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]            No [  ]

The number of shares outstanding of the issuer's common stock as of May 2, 2000 is 4,481,030.

Transitional Small Business Disclosure Format (check one):   Yes [  ]             No [X]

ENERGY SEARCH, INCORPORATED
Page

Part I. Financial Information

Item 1. Financial Statements:
Balance Sheets	1
Statements of Operations	2
Statements of Cash Flows	3
Notes to Financial Statements	4

Item 2. Management's Discussion and Analysis or Plan of Operation	4
6
Part II. Other Information

Item 2. Changes in Securities	13

Item 6. Exhibits and Reports on Form 8-K	13

Signatures	16

-i-

Part I. Financial Information

Item 1. Financial Statements
ENERGY SEARCH, INCORPORATED BALANCE SHEETS
	March 31, 2000	December 31, 1999
Assets	(Unaudited)

Current Assets
Cash and cash equivalents	$1,104,213	$407,878
Restricted cash	230,984	834,217
Accounts receivable	929,924	781,542
Other current assets	102,570	119,047
Total current assets	2,367,691	2,142,684

Oil and Gas Properties
Proven properties	23,256,263	21,279,899
Unproven properties	313,206	235,281
Wells and related equipment	16,345,920	15,028,699
Less accumulated depreciation, depletion and amortization	(7,487,440)	(6,725,182)
Net oil and gas properties	32,427,949	29,818,697

Other Assets
Other property and equipment, net	270,118	287,035
Investments in related partnerships	1,953	3,020
Deferred tax asset	1,108,300	1,108,300
Other	730,027	528,191
Total other assets	2,110,398	1,926,546
Total assets	$36,906,038	$33,887,927

Liabilities and Shareholders' Equity

Current Liabilities
Current portion of long-term debt	$2,320,553	$2,337,373
Accounts payable and accrued liabilities	841,107	1,104,865
Total current liabilities	3,161,660	3,442,238

Long-Term Debt, less current portion	20,022,037	16,300,024

Shareholders' Equity
Preferred stock: no par value, 5,000,000 shares authorized; 797,017 and 769,517 shares of 9% redeemable convertible issued and outstanding as of March 31, 2000 and December 31, 1999	1,499,311	1,439,311
Common stock: no par value, 25,000,000 shares authorized; 4,463,376 and 4,356,376 shares issued and outstanding as of March 31, 2000 and December 31, 1999, respectively	18,144,838	17,934,838
Accumulated deficit	(5,921,808)	(5,228,484)
Total shareholders' equity	13,722,341	14,145,665
Total liabilities and shareholders' equity	$36,906,038	$33,887,927

See Notes to Financial Statements

ENERGY SEARCH, INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)
	For the three months ended March 31,
	2000	1999
Revenue
Oil and gas sales	$1,451,410	$627,684
Management fees	3,200	23,000
Other revenue	140,482	127,560

Total revenue	1,595,092	778,244

Operating Expenses
Production costs	384,354	96,566
Exploration costs	24,890	15,645
Depreciation, depletion and amortization	801,402	388,039
Interest	528,730	160,186
General and administrative	471,808	415,118

Total operating expenses	2,211,184	1,075,554

Net (Loss) from Operations	(616,092)	(297,310)

Other Income (Expense)
Program subsidies	--	(27,716)
Equity in income of related partnerships	--	5,347

Total other income (expense)	--	(22,369)

Net (Loss) Before Income Taxes	(616,092)	(319,679)

Income Tax Benefit	--	96,000

Net (Loss)	$(616,092)	(223,679)

Basic Net (Loss) Per Common Share	(.16)	(.06)

Diluted Net (Loss) Per Common Share	(.16)	(.06)

See Notes to Financial Statements

ENERGY SEARCH, INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the three months ended March 31,
	2000	1999
Cash Flows From Operating Activities:
Net loss	$(616,092)	$(223,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization expense	801,402	388,039
Equity in income of related partnerships	--	(5,347)
Increase in deferred taxes	--	(96,000)
(Increase) decrease in assets:
Accounts receivable and due from partnerships	(148,382)	58,299
Other current assets	16,477	(13,534)
Other assets	(4,072)	(30,605)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(340,990)	(18,366)
Net cash used in (provided by) operating activities	(291,657)	58,807

Cash Flows From Investing Activities:
Purchase of proven properties	(1,916,364)	(537,128)
Purchase of wells and related equipment	(1,317,221)	(114,772)
Purchase of other property and equipment	(5,438)	(5,708)
Distributions from affiliated partnerships	115	16,014
Purchase of oil and gas leases	(77,925)	(1,479)
Net cash used in investing activities	(3,316,833)	(643,073)

Cash Flows From Financing Activities:
Payments on stock issuance costs - preferred stock	--	(16,636)
Proceeds from issuance of long-term debt	3,827,014	270,000
Payment of loan issue costs	(3,601)	--
Payments on long-term debt	(121,821)	(14,184)
Net cash provided by financing activities	3,701,592	239,180

Net increase (Decrease) in Cash and Cash Equivalents	93,102	(345,086)
Cash and Cash Equivalents - Beginning of period	1,242,095	595,749
Cash and Cash Equivalents - End of period	$1,335,197	$250,663

See Notes to Financial Statements

Energy Search, Incorporated
Notes to Financial Statements March 31, 2000

Basis of Presentation

The condensed Balance Sheets as of March 31, 2000 and December 31, 1999, the Statements of Operations for the three-month periods ended March 31, 2000 and 1999 and the Statements of Cash Flows for the three-month periods ended March 31, 2000 and 1999 have been prepared by us.

In the opinion of management, we have made all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read these condensed financial statements in conjunction with our audited financial statements for the year ended December 31, 1999 and notes thereto included in the Form 10-KSB/A filed with the Securities and Exchange Commission on April 28, 2000.

Earnings Per Share

Earnings (loss) per share of common and common equivalent stock are based on the weighted average common shares outstanding and are retroactively adjusted for stock splits.

Item 2. Management's Discussion and Analysis or Plan of Operation

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This Form 10-QSB contains statements that are not historical facts. These statements are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

•	the impact that the following factors can have on our business and the energy resource industry in general:

•

lack of product diversity: our reliance on natural gas could place us at a disadvantage with respect to our competitors that are more diversified; this situation could arise if, for example, natural gas prices fell while other energy commodity prices ros e

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

•

lack of geographical diversity: due to our concentration in the Appalachian Basin, we are susceptible to regional factors that may place us at a disadvantage relative to our competitors; these regional factors include: regional disasters, such as tornadoes, floods and wind storms; or particularly harmful changes in state or local laws

•

changes in competition and pricing environments: if competition increases in segments of the energy resource industry, larger companies with greater capital reserves and greater diversification may have more options at their disposal for handling increased competition than we do

•

potential negative side effects stemming from our shift away from our joint ventures with affiliated drilling partnerships: as a result of this shift, our capitalization strategies have evolved, and our current strategy necessarily involves pitfalls that we, being relatively new to this type of capitalization, may fail to recognize due to lack of experience

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

•	changes in environmental regulations: these laws could be harmful if they:

•	impact the energy resource industry as a whole causing market decline

•	impact those segments of the economy upon which we rely heavily, such as natural gas

•	are concentrated in regions within which we conduct a large percentage of our business, such as the Appalachian Basin

•	changes in economic conditions, including changes in interest rates, financial market performance and the energy resource industry: these types of changes can impact the economy in general,

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-QSB. However, this list is not intended to be exhaustive; many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in which negative impacts. Although we believe that the forward-looking statements contained in this Form 10-QSB are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-QSB are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-QSB. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

Overview

We are an independent oil and gas company organized as a Tennessee corporation in 1990 and engaged in and focused exclusively on the exploration, development, production and acquisition of natural gas properties and, to a limited extent, oil in the Appalachian Basin. We initially drilled wells primarily for affiliated drilling partnerships and retained only a small portion. During the last several years, we have grown primarily through opportunistic acquisitions of Appalachian properties for our own account, the roll-up of affiliated drilling partnerships and the subsequent drilling development, exploitation and exploration of these properties, resulting in significant increases in our reserves and production. In 1999, approximately 90% of our production was natural gas.

In January 1997, we shifted our focus from being primarily a driller-operator for limited partnerships in which we took a small working interest to an independent energy company developing reserves for our own account. Management believes that this strategic shift has begun to improve our financial condition and results of operations. Daily net paid production for 1999 was approximately 3.6 MMcfed and current production exceeds 6.0 MMcfed.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

In June of 1999, we entered into a credit financing transaction with Southern Producer. This credit facility has a credit limit of $30,000,000, upon which $21,846,358 was drawn down as of March 31, 2000. The credit facility is collateralized by a first lien on all of our oil and natural gas properties. Interest is payable at 11% per annum and Southern Producer receives a 3% overriding royalty interest on all of our oil and gas production. We pay interest only on the credit facility until July of 2000, at which time certain principal payments become due under an amortization schedule. We have used the proceeds of the credit facility principally to retire approximately $8,769,776 in bank debt, to acquire oil and gas properties and to fund the drilling of our wells in Ohio and West Virginia. The credit facility is accompanied by a preferred gas marketing arrangement whereby Southern Producer has the first option to purchase and market all natural gas produced from our wells, provided it can do so on purchase terms no less favorable than we could obtain marketing our own natural gas.

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

In March of 2000, we closed the purchase of approximately 6,500 acres of oil and gas properties from Cabot Oil & Gas Corporation. The property is contiguous to our existing field in Raleigh County, West Virginia and includes 45 producing wells and related gas gathering equipment. We estimate this acquisition will increase production approximately 500 Mcfe per day. We funded the purchase of these properties with proceeds from our Southern Producer credit facility. The effective date of this purchase was January 1, 2000. In connection with this financing, we issued 105,000 shares of common stock to Southern Producer.

In January 2000, we retained the investment banking firm of McDonald Investments Inc., to explore strategic alternatives to maximize shareholder value.

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

Financial Condition

Total assets increased $3,018,111 or 8.9% from December 31, 1999 to March 31, 2000 primarily due to an increase of $225,007 in current assets, a net increase in oil and gas properties of $2,609,252 and an increase in other assets of $183,852.

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

Current assets for the three-month period ended March 31, 2000 increased $225,007 to $2,367,691, or a 10.5% increase compared to current assets for the year ended December 31, 1999. The increase in current assets is due primarily to the increase in cash (unrestricted and restricted) of $93,102 or 7.5%. Under the terms of the Southern Producer credit facility, we were required to establish a restricted cash account, which is maintained by Southern Producer. All oil and gas revenue proceeds and amounts from any loans are deposited to this account. We may submit requests for reimbursement from the bank for certain operating expenses and principal and interest payments twice a month. Accounts receivable increased $148,382 from the amount reported for the year ended December 31, 1999 to $929,924 for the three-month period ended March 31, 2000 or 19.0%. The increase is due primarily to a net increase in the oil and gas revenue accrual due to an increase in oil and gas production and an increase in the average oil and gas prices that we received. Other current assets decreased $16,477 from the amount reported for the year ended December 31, 1999 to $102,570 or 13.8% for the three-month period ended March 31, 2000 due to a decrease in prepaid expenses.

Net oil and gas properties for the three-month period ended March 31, 2000 increased $2,609,252 to $32,427,949 or 8.75% from the amount reported at December 31, 1999. The increase is primarily a result of continued successful drilling activity for our own account, and our purchase of oil and gas lease interests in proven properties. Oil and gas properties, both tangible and intangible, are depreciated and depleted by the units of production method using estimates of proven reserves. Accumulated depreciation, depletion and amortization at March 31, 2000 increased approximately $762,258 to $7,487,440 or 11.3% from the amount reported at December 31, 1999. The increase is due primarily to the increase in the capitalized cost of oil and gas properties and an increase in depletion rates.

In 1998, we began to implement a consolidation strategy which involved acquiring the oil and gas reserves held by certain affiliated drilling partnerships for cash or our stock based on an independent valuation. The strategy is beneficial because it allows us to consolidate the ownership of wells we operate and also should eliminate the administrative burden of managing, administrating, and in some cases, supporting the affiliated drilling partnerships. All of the 16 prior affiliated drilling partnerships have been or are in the process of being liquidated.

Proven properties for the three-month period ended March 31, 2000 increased $1,976,364 to $23,256,263 or 9.3% from the amount reported at December 31, 1999. The increase is primarily due to our purchase of producing properties from Cabot Oil & Gas Corporation of approximately $826,000, the cost of drilling wells of approximately $709,000 and the capitalization of certain company costs directly related to the drilling of our wells of approximately $379,000. These costs are related to the four wells drilled in the first quarter of 2000 and the costs of wells drilled in the fourth quarter of 1999 (five wells) and completed in the first quarter of 2000.

We increased capital expenditures for drilling and well related equipment from December 31, 1999 to March 31, 2000 in the amount of $1,317,221. The increase is primarily due to our purchase of well equipment from Cabot Oil & Gas Corporation for approximately $874,000 and the cost of drilling and completing wells of approximately $443,000. We drilled four net gas wells in the first quarter of 2000.

Other assets for the three-month period ended March 31, 2000 increased $183,852 to $2,110,398 or 9.5% from the amount reported at December 31, 1999. This decrease is due primarily to a decrease in other property and equipment of approximately $17,000 to $270,118 or 5.9% due to current year depreciation, and an increase in other assets of approximately $202,000 due to the capitalization of net loan costs of approximately $214,000, the cost of financing the purchase of oil and gas properties from Cabot Oil & Gas Corporation as discussed above.

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

Total liabilities increased $3,441,435 or 17.4% from December 31, 1999 to March 31, 2000 due primarily to an increase in long-term debt of $3,722,013. In June 1999 we entered into the Southern Producer credit facility which has an aggregate credit limit of $30,000,000. The credit facility is secured by a pledge of all of our oil and gas assets. At March 31, 2000, we had borrowed approximately $21,846,358 against the credit facility. See "--Cash Flows from Operations, Investing and Financing Activities" for further discussion.

Current liabilities decreased $280,578 to $3,161,660 or 8.2% from December 31, 1999 to March 31, 2000. The decrease primarily is due to a decrease in accounts payable and accrued expenses of $263,758 to $841,107 at March 31, 2000, a decrease of 23.9%. See "--Liquidity and Capital Resources" for further discussion.

Long-term debt increased $3,722,013 from the amount reported at December 31, 1999 to $20,022,037 or 22.8% for the three-month period ended March 31, 2000 primarily due to the advances on the Southern Producer credit facility of approximately $3,827,000, and after an offsetting decrease in notes payable to our officers of $105,000. Under their employment agreements, Messrs. Torrey, Cooper and Remine were entitled to certain rights and working interests in wells drilled and to be drilled by us. We purchased all existing working interests as well as all rights to participate in any future wells for a total of $225,000. We paid the purchase price to these officers by issuing three promissory notes of $75,000 each, which bear interest at 10% per annum. We paid each officer a principal payment of $35,000 in the first quarter of 2000. Any unpaid principal on these notes is due December 31, 2001.

Results of Operations

For the three-month period ended March 31, 2000 we had a net loss after tax of $616,092, compared to a net loss after tax of $223,679 for the three-month period ended March 31, 1999.

Total net revenues increased $816,848 or 105.0% from $778,244 for the three-month period ended March 31, 1999 to $1,595,092 for the three-month period ended March 31, 2000 due primarily to an increase in oil and gas revenue and other revenue and after an offsetting decrease in management fees.

Oil and gas revenue increased $823,726 to $1,451,410 for the three-month period ended March 31, 2000, an increase of 131.2% over the amount reported for the three-month period ended March 31, 1999. The increase in revenue is principally due to our significant investments in and our development of proved properties which has resulted in an increase in oil and natural gas production and an increase in the average oil and gas prices that we received. Net paid production increased 74.2% from approximately 3.1 MMcfed for the three-month period ended March 31, 1999 to 5.4 MMcfed for the same period in 2000. Average natural gas prices realized increased approximately 30.9% from $2.23 per Mcfe for the three-month period ended March 31, 1999 to $2.92 per Mcfe for the same period in 2000.

Given the credit facility, the resulting aggressive drilling activity and the recent acquisitions, management anticipates continued growth in oil and gas revenues. The continued growth of our oil and gas revenues and reserves will depend on future drilling success, access to capital and the pricing of our primary commodity product, natural gas.

Management fees for the three-month period ended March 31, 2000 decreased $19,800 to $3,200, a decrease of 86.1% over that reported for the same period in 1999. This decrease is a result of our purchase in 1999 of the working interests owned by certain affiliated drilling partnerships. Currently, all of the 16 prior affiliated drilling partnerships have been or are in the process of being liquidated by us.

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

Management fees are derived from services provided to affiliated drilling partnerships, and we expect management fees to continue to decrease.

We did not sponsor an affiliated drilling partnership in 1999 and do not intend to do so in 2000.

Other revenue increased $12,922 for the three-month period ended March 31, 2000, an increase of 10.1% over the amount reported for the same period in 1999. The increase in other revenue is due to an increase in the gross operating commission revenue earned by Equity Financial Corporation for the three-month period ended March 31, 2000 of approximately $7,418 to $128,313, an increase of 6.1% over the amount reported for the same period in 1999. For the three-month period ended March 31, 2000, Equity Financial had a net income of approximately $23,649 compared to a net loss of $9,749 for the three-month period ended March 31, 1999. The increase in net income is due to a decrease in operating expenses a result of Equity Financial having reduced its number of registered representatives and the related commission expense. We cannot predict whether Equity Financial will continue to be profitable in 2000. If it is not profitable at year end 2000, management will evaluate the continued viability of Equity Financial.

Interest income increased approximately $3,466 during the three-month period ended March 31, 2000 compared to the same period in 1999 due to the increase in our interest-bearing cash balances.

Total operating expenses increased $1,135,630 to $2,211,184 or 105.6% for the three-month period ended March 31, 2000 over the amount reported for the same period in 1999. The increase in operating expenses is primarily due to an increase in production costs, depreciation, depletion and amortization, general and administrative expenses and interest expense.

Production expenses increased $287,788 to $384,354 or 298.0% for the three-month period ended March 31, 2000 over the amount reported for the same period in 1999 primarily due to the larger number of wells that we now operate. We now operate approximately 290 more wells at March 31, 2000 than we operated at March 31, 1999 as a result of aggressive drilling activity and acquisitions.

Depreciation, depletion and amortization expense increased $413,363 or 106.5% for the three-month period ended March 31, 2000 over the amount reported for the same period in 1999 primarily due to our larger number of wells and increased production of net wells that we now own, which results in increased depletion rates for proved properties. Exploration expenses increased $9,245 or 59.1% over the amount reported at March 31, 1999.

General and administrative expenses increased $56,690 to $471,808 or 13.7% for the three-month period ended March 31, 2000 compared to the amount reported for the same period in 1999. This increase primarily is a result of an increase in professional fees, advertising fees, wages and salaries and after an offsetting decrease in the amount of general and administrative expenses capitalized to proved properties in the first three months of 2000.

The increase in interest expense during the first three months of 2000 reflects the increase in debt as a result of the Southern Producer credit facility.

There was no other income and expense recognized in the first quarter of 2000 compared to a net expense of $22,369 for the three-month period ended March 31, 1999. The change primarily is a result of a decrease in the income of affiliated drilling partnerships of $5,347 and an offsetting decrease in affiliated drilling partnership reimbursements of $27,716. We expect this trend to continue because all of the 16 prior affiliated drilling partnerships have been or are in the process of being liquidated by us.

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

There was no income tax benefit or expense recognized in the first quarter of 2000 compared to an income tax benefit of $96,000 for the three-month period ended March 31, 1999. Management believes that the time horizon for the realization of the deferred tax asset has become less certain and will not report additional deferred tax asset until the certainty is clarified. The income tax benefit recognized in 1999 was reduced by the recognition of a valuation allowance for deferred tax assets of $1,100,600.

Cash Flow from Operations, Investing and Financing Activities

We used $291,657 of net cash flow from operating activities for the three-month period ended March 31, 2000 and provided $58,807 of net cash flow from operating activities for the same period in 1999. Cash was absorbed by a loss of $616,092 for the three-month period ended March 31, 2000 and a loss of $223,679 for the three-month period ended March 31, 1999. These amounts are adjusted for certain non-cash items including depreciation, depletion and amortization of $801,402 for the three-month period ended March 31, 2000 and $388,039 for the same period in 1999, which have been added to net income in arriving at net cash used by operating activities. The amounts also are adjusted for an increase in the deferred tax asset of $96,000 for the three-month period ended March 31, 1999, which has increased the net loss in arriving at net cash provided by operating activities. Cash was used by an increase in accounts receivable of $148,382 for the three-month period ended March 31, 2000 due to an increase in the oil and gas revenue receivable. Cash was provided by a decrease in other current assets of $16,477 and used by an increase in other assets of $4,072 and a decrease in accounts payable and accrued expenses of $340,990 for the three-month period ended March 31, 2000. Cash was provided by a decrease in accounts receivable of $58,299 and used by an increase in other current assets of $13,534 and other assets of $30,605, and a decrease in accounts payable and accrued expenses of $18,366 for the three-month period ended March 31, 1999.

Cash flows used for investing activities increased from $643,073 for the three-month period ended March 31, 1999 to $3,316,833 for the three-month period ended March 31, 2000. The primary investment activities for the three-month period ended March 31, 2000 were purchases of proven properties of $1,916,364, purchases of wells and related equipment of $1,317,221, purchases of other property and equipment of $5,438 and purchases of other oil and gas leases of $77,925. The primary investment activities for the three-month period ended March 31, 1999 were purchases of proven properties of $537,128, purchases of wells and related equipment of $114,772 and purchases of other property and equipment of $5,708. The cash flow from investing activities were distributions from affiliated drilling partnerships of $16,014 for the three-month period ended March 31, 1999 and $115 for the three-month period ended March 31, 2000.

Cash flows from financing activities increased $3,462,412 from the amount reported at March 31, 1999 to $3,701,592 for the year ended March 31, 2000. The significant sources of financing activities in 1999 were proceeds of $270,000 from the Bank One credit facility, before payoff with the proceeds of the Southern Producer credit facility in June of 1999. The significant source of financing activities in 2000 were the funding of the Southern Producer credit facility in the amount of $3,827,014. The Southern Producer funds were used to fund the purchase of producing properties from Cabot Oil & Gas Corporation and to fund operations and developmental drilling on oil and gas properties in Ohio and West Virginia. See "--Liquidity and Capital Resources" for further discussion. The other significant uses of cash flows from financing activities were the payments on long-term debt of $16,821 for the three-month period ended March 31, 2000 and $14,184 for the three-month period ended March 31, 1999 and payments on notes payable of $35,000 to each of Messrs. Torrey, Cooper and Remine. The notes payable to these officers were for their 1% working interests or rights to working interests in company wells. Other

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

uses of cash flows from financing activities were the payment of loan issue costs of $3,601. Other uses of cash flows from financing activities were the payment of stock issuance costs of $16,636 for the three-month period ended March 31, 1999.

Liquidity and Capital Resources

The primary source of funds has been from borrowing against the Southern Producer credit facility of $3,827,014. The proceeds from these sources have been used to fund our operations, acquisitions and developmental drilling activities in the southeastern Ohio and Southern West Virginia areas.

We intend to fund budgeted capital expenditures in 2000 primarily from cash flow from operations and borrowings. We have in place the Southern Producer credit facility with a credit limit of $30,000,000 and upon which $21,846,358 was drawn down as of March 31, 2000. The Southern Producer credit facility is collateralized by a first lien on all of our oil and natural gas properties. Interest is payable at 11% per annum and Southern Producer receives a 3% overriding royalty interest on all of our oil and gas production. Southern Producer also received warrants to purchase 100,000 shares of our common stock at $6.50 per share. The Southern Producer credit facility is accompanied by a preferred gas marketing arrangement which gives Southern Producer the first option to purchase and market all natural gas produced from our wells, provided it can do so on purchase terms no less favorable than we could obtain if we marketed our own natural gas.

We also have a note payable to SunTrust Bank with an outstanding principal balance of $421,232 as of March 31, 2000. The note is collateralized by non oil and gas equipment, payable in monthly installments of principal and interest at 7.75% per annum, with unpaid principal balance due December 5, 2003. We are subject to various loan covenants in connection with our credit facilities including requirements on tangible net worth, working capital, debt to tangible net worth, limits on partnership subsidies, restrictions on payment of dividends and general and administrative expenses.

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

Effects of Commodity Pricing and Inflation

Our revenues, profitability, future growth and ability to borrow funds or obtain additional capital, and the carrying value of our properties, substantially depend on prevailing prices of natural gas and oil. We cannot predict future natural gas and oil price movements. Declines in prices received for natural gas and oil may harm our financial condition, liquidity, ability to finance capital expenditures and results of operations. Lower prices also may impact the amount of reserves we can economically produce. If the price of natural gas and oil increases (decreases), there could be a corresponding increase (decrease) in the operating cost that we are required to bear for operations, as well as an increase (decrease) in revenues. Recent rates of inflation have had a minimal effect on us.

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

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

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

In January of 2000, we issued 105,000 shares of our common stock to Southern Producer as consideration in connection with certain extensions of credit under the Southern Producer credit facility. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933.

In February of 2000, we issued 27,500 shares of our 9% redeemable convertible preferred stock to certain persons who were limited partners in various affiliated drilling partnerships and the Energy Search Natural Gas Pipeline Income L.P., which, along with other affiliated drilling partnerships, have been subject to a plan of consolidation with us. The preferred stock had an issue value of $4.00 per share and are convertible into shares of our common stock on a share-for-share basis. The issuance of these shares of preferred stock was exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

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

10.26	Pledge Agreement made by the Registrant in favor of Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.27	Warrant to Purchase Common Stock of the Registrant, expiring June 23, 2004(5)

10.28	Assignment and Conveyance of Overriding Royalty Interest between the Registrant and Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.29	Base Contract for Short-Term Sale and Purchase of Natural Gas between the Registrant and Southern Producer Services, L.P.(5)
27.1	Financial Data Schedule

______________________

* Management contract or compensatory plan or arrangement

(1)	Previously filed with our Definitive Proxy Statement filed on April 28, 1998 with the Securities and Exchange Commission, and here incorporated by reference.

(2)	Previously filed with our Form 10-QSB for the quarter ended June 30, 1999, and here incorporated by reference.

(3)	Previously filed with our Form 10-QSB for the quarter ended June 30, 1998, and here incorporated by reference.

(4)	Previously filed with our Registration Statement on Form SB-2 (Registration No. 333-12755) filed with the Securities and Exchange Commission, and here incorporated by reference.

(5)	Previously filed with our Form 10-QSB for the quarter ended September 30, 1999, and here incorporated by reference.

(6)	Previously filed with our Definitive Proxy Statement filed on April 30, 1999 with the Securities and Exchange Commission, and here incorporated by reference.

(7)	Previously filed with our Form 10-QSB Quarterly Report for the quarter ended September 30, 1998, and here incorporated by reference.

(8)	Previously filed with our Form 10-KSB Annual Report for the fiscal year ended December 31, 1997, and here incorporated by reference.

           (b)          Reports on Form 8-K. The Company did not file a Form 8-K report during the three-month period ended March 31, 2000.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SEARCH, INCORPORATED

Date: May 1, 2000	By /s/ Richard S. Cooper Richard S. Cooper, President

Date: May 1, 2000	By /s/ Robert L. Remine Robert L. Remine, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Fourth Amended and Restated Charter of the Registrant(1)
3.2	Articles of Amendment to Charter (2)
3.3	Bylaws of the Registrant(3)
4.1	Specimen of Common Stock Certificate(4)
4.2	Specimen of Redeemable Series A Common Stock Purchase Warrant Certificate(4)
4.3	Specimen of Underwriters' Warrant Certificate(4)
4.4	Charter (See Exhibits 3.1 and 3.2)
4.5	Bylaws (See Exhibit 3.3)
9.1	Shareholder Voting Agreement and Irrevocable Proxy(4)
10.1	Energy Search Natural Gas 1995-A L.P. Limited Partnership Agreement, dated March 31, 1995(4)
10.2	Energy Search Natural Gas 1995-A L.P. Joint Drilling and Operating Agreement, dated March 31, 1995(4)
10.3	Energy Search Natural Gas 1996 L.P.-Limited Partnership Agreement, dated September 10, 1996(4)
10.4	Energy Search Natural Gas 1996 L.P.-Joint Drilling and Operating Agreement, dated September 10, 1996(4)
10.5	ESI Pipeline Operating Partnership-Limited Partnership Agreement, dated January 7, 1993(4)
10.6	Energy Search Natural Gas Pipeline Income Partnership-Limited Partnership Agreement, dated January 7, 1993(4)
10.7	Gas Servicing Agreement between the Registrant and ESI Pipeline Operating L.P., dated January 5, 1993(4)
10.8	Selling Agreement-Class B Convertible Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996(4)
10.9	Selling Agreement-Class A and Class B Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996(4)
10.10	Selling Agreement-Variable Rate Subordinated Debentures between Registrant and Equity Financial Corporation, dated September 19, 1994(4)
10.11	Aircraft Lease between Charles P. Torrey, Jr. and the Registrant dated February 1, 1995(4)
10.12	Beaver Coal Company Lease between Beaver Coal Company Limited and the Registrant, dated September 15, 1996(4)
10.13	Amended and Restated Employment Agreements with officers and key employees of the Registrant: (a) John M. Johnston(5)* (b) Robert L. Remine(5)* (c) Charles P. Torrey, Jr.(5)* (d) Richard S. Cooper(5)*
10.14	Promissory Notes of Executive Officers in Favor of Registrant: (a) Charles P. Torrey, Jr.(4) (b) Robert L. Remine(4) (c) Richard S. Cooper(4)
10.15	Stock Option Plan(4)*
10.16	Outside Directors' Stock Option Plan(4)*
10.17	Form of Lock-Up Agreement(4)
10.18	Stock Option and Restricted Stock Plan of 1998, as amended(6)*
10.19	Form of Indemnification Agreement (1)*

-i-

10.20	1998 Stock Option and Restricted Stock Plan for Outside Advisors and Consultants(7)
10.21	Credit Agreement between the Registrant and Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.22	First Amendment to Credit Agreement between the Registrant and Southern Producer Services, L.P., dated as of October 21, 1999(5)
10.23	Form of Note in the amount of $30,000,000 payable to Southern Producer Services, L.P., dated June 23, 1999(5)
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

10.26	Pledge Agreement made by the Registrant in favor of Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.27	Warrant to Purchase Common Stock of the Registrant, expiring June 23, 2004(5)
10.28	Assignment and Conveyance of Overriding Royalty Interest between the Registrant and Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.29	Base Contract for Short-Term Sale and Purchase of Natural Gas between the Registrant and Southern Producer Services, L.P.(5)
27.1	Financial Data Schedule

______________________

* Management contract or compensatory plan or arrangement

(1)	Previously filed with our Definitive Proxy Statement filed on April 28, 1998 with the Securities and Exchange Commission, and here incorporated by reference.

(2)	Previously filed with our Form 10-QSB for the quarter ended June 30, 1999, and here incorporated by reference.

(3)	Previously filed with our Form 10-QSB for the quarter ended June 30, 1998, and here incorporated by reference.

(4)	Previously filed with our Registration Statement on Form SB-2 (Registration No. 333-12755) filed with the Securities and Exchange Commission, and here incorporated by reference.

(5)	Previously filed with our Form 10-QSB for the quarter ended September 30, 1999, and here incorporated by reference.

(6)	Previously filed with our Definitive Proxy Statement filed on April 30, 1999 with the Securities and Exchange Commission, and here incorporated by reference.

(7)	Previously filed with our Form 10-QSB Quarterly Report for the quarter ended September 30, 1998, and here incorporated by reference.

(8)	Previously filed with our Form 10-KSB Annual Report for the fiscal year ended December 31, 1997, and here incorporated by reference.

-ii-