Form 10QSB
period 2000-06-30
ENERGY SEARCH INC
filed 2000-08-14
CIK 932181

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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
Yes     X             No

The number of shares outstanding of the issuer's common stock as of August 11, 2000 is 4,501,261.

Transitional Small Business Disclosure Format (check one):   Yes [  ]             No [X]

ENERGY SEARCH, INCORPORATED

Page

Part I. Financial Information

Item 1. Financial Statements:
Balance Sheets	1
Statements of Operations	2
Statements of Cash Flows	4
Notes to Financial Statements	5

Item 2. Management's Discussion and Analysis or Plan of Operation	5

Part II. Other Information

Item 2. Changes in Securities	15

Item 6. Exhibits and Reports on Form 8-K	16

Signatures	18

-i-

Part I. Financial Information

Item 1.    Financial Statements

ENERGY SEARCH, INCORPORATED BALANCE SHEETS
	June 30, 2000	December 31, 1999
Assets	(Unaudited)

Current Assets
Cash and cash equivalents	$765,907	$407,878
Restricted cash	865,087	834,217
Accounts receivable	845,966	781,542
Other current assets	91,507	119,047
Total current assets	2,568,467	2,142,684

Oil and Gas Properties
Proven properties	25,008,835	21,279,899
Unproven properties	324,236	235,281
Wells and related equipment	16,713,958	15,028,699
Less accumulated depreciation, depletion and amortization	(8,241,425)	(6,725,182)
Net oil and gas properties	33,805,604	29,818,697

Other Assets
Other property and equipment, net	250,690	287,035
Investments in related partnerships	1,953	3,020
Deferred tax asset	1,108,300	1,108,300
Other	701,368	528,191
Total other assets	2,062,311	1,926,546
Total assets	$38,436,382	$33,887,927

Current Liabilities
Current portion of long-term debt	$4,443,178	$2,337,373
Accounts payable and accrued liabilities	1,523,782	1,104,865
Total current liabilities	5,966,960	3,442,238

Long-Term Debt, less current portion	18,957,442	16,300,024

Shareholders' Equity
Preferred stock: no par value, 5,000,000 shares authorized; 903,142 and 769,517 shares of 9% redeemable convertible issued and outstanding as of June 30, 2000 and December 31, 1999	1,953,811	1,439,311
Common stock: no par value, 25,000,000 shares authorized; 4,495,261 and 4,356,376 shares issued and outstanding as of June 30, 2000 and December 31, 1999, respectively	18,270,846	17,934,838
Accumulated deficit	(6,712,677)	(5,228,484)
Total shareholders' equity	13,511,980	14,145,665
Total liabilities and shareholders' equity	$38,436,382	$33,887,927

See Notes to Financial Statements

ENERGY SEARCH, INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended June 30,
	2000	1999
Revenue
Oil and gas sales	$2,983,782	$1,156,191
Management fees	5,160	45,600
Other revenue	310,501	248,106

Total revenue	3,299,443	1,449,897

Operating Expenses
Production costs	814,819	223,614
Exploration costs	34,779	26,112
Depreciation, depletion and amortization	1,597,613	806,352
Interest	1,050,120	379,034
General and administrative	1,122,373	860,283

Total operating expenses	4,619,704	2,295,395

Net (Loss) from Operations	(1,320,261)	(845,498)

Other Income (Expense)
Program subsidies	0	(59,697)
Equity in income of related partnerships	0	10,041

Total other income (expense)	0	(49,656)

Net (Loss) Before Income Taxes	(1,320,261)	(895,154)

Income Tax Benefit	--	222,300

Net (Loss)	$(1,320,261)	(672,854)

Basic Net (Loss) Per Common Share	(.33)	(.17)

Diluted Net (Loss) Per Common Share	(.33)	(.17)

See Notes to Financial Statements

ENERGY SEARCH, INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,
	2000	1999
Revenue
Oil and gas sales	$1,532,372	$528,507
Management fees	1,960	22,600
Other revenue	170,019	120,546

Total revenue	1,704,351	671,653

Operating Expenses
Production costs	430,465	127,048
Exploration costs	9,889	10,467
Depreciation, depletion and amortization	796,211	418,313
Interest	521,390	218,848
General and administrative	650,565	445,165

Total operating expenses	2,408,520	1,219,841

Net (Loss) from Operations	(704,169)	(548,188)

Other Income (Expense)
Program subsidies	0	(31,981)
Equity in income of related partnerships	0	4,694

Total other income (expense)	0	(27,287)

Net (Loss) Before Income Taxes	(704,169)	(575,475)

Income Tax Benefit	--	126,300

Net (Loss)	$(704,169)	(449,175)

Basic Net (Loss) Per Common Share	(.18)	(.12)

Diluted Net (Loss) Per Common Share	(.18)	(.12)

See Notes to Financial Statements

ENERGY SEARCH, INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2000	1999
Cash Flows From Operating Activities:
Net loss	$(1,320,261)	$(672,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization expense	1,597,613	806,352
Stock compensation expense	89,308	--
Equity in income of related partnerships	--	(10,041)
Increase in deferred taxes	--	(222,300)
(Increase) decrease in assets:
Accounts receivable and due from partnerships	(64,424)	(18,790)
Other current assets	27,540	(29,587)
Other assets	1,678	(253,596)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	418,917	(60,738)
Net cash provided by (used in) operating activities	750,371	(461,554)

Cash Flows From Investing Activities:
Purchase of proven properties	(3,264,435)	(1,166,874)
Purchase of wells and related equipment	(1,685,259)	(281,770)
Purchase of other property and equipment	(5,328)	(27,348)
Distributions from affiliated partnerships	115	32,490
Issuance of common stock	--	20,626
Purchase of oil and gas leases	(88,955)	(1,699)
Net cash (used) in investing activities	(5,043,862)	(1,424,575)

Cash Flows From Financing Activities:
Payments on stock issuance costs - preferred stock	--	(16,636)
Proceeds from issuance of long-term debt	4,977,014	10,510,086
Payment of dividends on preferred stock	(77,232)	(43,091)
Payment of loan issue costs	(3,601)	--
Payments on long-term debt	(213,791)	(8,799,529)
Net cash provided by financing activities	4,682,390	1,650,830

Net increase (Decrease) in Cash and Cash Equivalents	388,899	(235,299)
Cash and Cash Equivalents - Beginning of period	1,242,095	595,749
Cash and Cash Equivalents - End of period	$1,630,994	$360,450

See Notes to Financial Statements

Energy Search, Incorporated

Notes to Financial Statements
June 30, 2000

Basis of Presentation

We prepared the condensed Balance Sheets as of June 30, 2000 and December 31, 1999, the Statements of Operations for the three and six-month periods ended June 30, 2000 and 1999 and the Statements of Cash Flows for the six-month periods ended June 30, 2000 and 1999.

In the opinion of management, we have made all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-QSB contains statements that are not historical facts. These statements are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," " intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

•	the impact that the following factors can have on our business and the energy resource industry in general:

(a)

lack of product diversity: our reliance on natural gas could place us at a disadvantage with respect to our competitors that are more diversified; this situation could arise if, for example, natural gas prices fell while other energy commodity prices rose

(b)	lack of geographical diversity: due to our concentration in the Appalachian Basin, we are susceptible to regional factors that may place us at a disadvantage relative to our competitors; these regional factors include: regional disasters, such as tornadoes, floods and wind storms; or particularly harmful changes in state or local laws

(c)

changes in competition and pricing environments: if competition increases in segments of the energy resource industry, larger companies with greater capital reserves and greater diversification may have more options at their disposal for handling increased competition than we do

(d)

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

(a)	impact the energy resource industry as a whole, causing market decline

(b)	impact those segments of the economy upon which we rely heavily, such as natural gas

(c)	are concentrated in regions within which we conduct a large percentage of our business, such as the Appalachian Basin

•

changes in economic conditions, including changes in interest rates, financial market performance and the energy resource industry: these types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all energy resource industry companies; or, the changes can impact only those parts of the economy upon which we rely in a unique fashion, including, by way of example:

(a)	economic factors that affect our credit financing relationship with Southern Producer

(b)

prices of relevant commodities: these prices can, of course, be affected not only by matters outside of our control, but also by matters entirely outside of the control of the United States, such as actions of the Organization of Petroleum Exporting Countries

(c)	commodity price shifts: we utilize a natural gas price hedging tactic; however, we may still be sensitive to price fluctuations despite these efforts

(d)	economic factors that may affect the success of the acquisition strategy that we pursued in 1999

(e)	factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission

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

Overview

We are an independent oil and gas company organized as a Tennessee corporation in 1990 and engaged in and focused exclusively on the exploration, development, production and acquisition of natural gas properties and, to a limited extent, oil in the Appalachian Basin. Our emphasis is on natural gas, which makes up approximately 90% of our production. Starting in January 1997, we shifted our focus from drilling primarily for limited partnerships that we sponsor to developing reserves for our own account. Management believes that this strategic shift has begun to improve our financial condition and results of operations. Daily net paid production for 1999 was approximately 3.6 MMcfed and current production exceeds 6.0 MMcfed. We expect our growth to be driven by development, exploitation and controlled exploration drilling on our existing properties and the continuation of our acquisition strategy in the Appalachian Basin region. We have over 400 developmental well sites to drill on existing leasehold acreage. Most of these sites are located in fields with established production histories.

In June of 1999, we entered into a credit financing transaction with Southern Producer. This credit facility has a credit limit of $30,000,000, upon which $22,996,358 was drawn down as of June 30, 2000. The credit facility is collateralized by a first lien on all of our oil and natural gas properties. Interest is payable at 11% per annum and Southern Producer receives a 3% overriding royalty interest on all of our oil and gas production. The original credit facility specified payment of interest only on the credit facility until July of 2000, at which time certain principal payments become due under an amortization schedule. The payment of interest only has been extended until September 2000. Together with Southern Producer, we are in the process of modifying certain limited terms of the credit agreement including terms relating to principal payments. We expect the modified terms of the credit agreement to be complete by September 2000. We have used the proceeds of the credit facility principally to retire approximately $8,769,776 in bank debt, to acquire oil and gas properties and to fund the drilling of our wells in Ohio and

West Virginia. The credit facility is accompanied by a preferred gas marketing arrangement whereby Southern Producer has the first option to purchase and market all natural gas produced from our wells, provided it can do so on purchase terms no less favorable than we could obtain marketing our own natural gas.

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

We have, pursuant to the terms of a restructuring plan set forth in a confidential disclosure memorandum dated March 3, 2000, amended the partnership agreements for the Energy Search Natural Gas 1997 L.P. and the Energy Search Natural Gas 1997-A L.P. to offer investor partners 9% redeemable convertible preferred stock at $4.00 per share, subject to adjustment, in exchange for their partnership interests. In connection with this transaction, we are offering up to 114,123 shares of our 9% redeemable convertible preferred stock. Currently, we have issued 101,125 shares in connection with consolidation of these partnerships.

In July 2000, we terminated our relationship with McDonald Investments, Inc. after a process of evaluating strategic alternatives. We believe that given the current pricing environment of our primary commodity, natural gas, the alternative most likely to maximize shareholders' value is to aggressively pursue development of our existing inventory of high quality drill sites.

Financial Condition

Total assets increased $4,548,455 or 13.4% from December 31, 1999 to June 30, 2000 primarily due to an increase of $425,783 in current assets, a net increase in oil and gas properties of $3,986,907 and an increase in other assets of $135,765.

Current assets for the six-month period ended June 30, 2000 increased $425,783 to $2,568,467, or a 19.9% increase compared to current assets for the year ended December 31, 1999. The increase in current assets is due primarily to the increase in cash (unrestricted and restricted) of $388,899 or 31.3%. This increase is due to the timing of the payment of accounts payable at the end of thequarter. Under the terms of the Southern Producer credit facility, we were required to establish a restricted cash account, which is maintained by Southern Producer. All oil and gas revenue proceeds and amounts from any loans are deposited to this account. We may submit requests for reimbursement from the bank for certain operating expenses and principal and interest payments twice a month. Accounts receivable increased $64,424 from the amount reported for the year ended December 31, 1999 to $845,966 for the six-month period ended June 30, 2000 or 8.2%. The increase is due primarily to a net increase in the oil and gas revenue accrual due to an increase in oil and gas production and an increase in the average oil and gas prices that we received. Other current assets decreased $27,540 from the amount reported for the year ended December 31, 1999 to $91,507 or 23.1% for the six-month period ended June 30, 2000 due to a decrease in prepaid expenses.

Net oil and gas properties for the six-month period ended June 30, 2000 increased $3,986,907 to $33,805,604 or 13.4% from the amount reported at December 31, 1999. The increase is primarily a result of continued successful drilling activity for our own account, and our purchase of oil and gas lease interests in proven properties. Oil and gas properties, both tangible and intangible, are depreciated and depleted by the units of production method using estimates of proven reserves. Accumulated depreciation, depletion and amortization at June 30, 2000 increased approximately $1,516,243 to $8,241,425 or 22.5% from the amount reported at December 31, 1999. The increase is due primarily to an increase in drilling activity, acquisitions of proven properties, and an increase in production.

In 1998, we began to implement a consolidation strategy that involved acquiring the oil and gas reserves held by certain affiliated drilling partnerships for cash or our stock based on an independent valuation. The strategy is beneficial because it allows us to consolidate the ownership of wells we operate and also should eliminate the administrative burden of managing, administrating, and in some cases, supporting the affiliated drilling partnerships. All of the 16 prior affiliated drilling partnerships have been or are in the process of being liquidated.

Proven properties for the six-month period ended June 30, 2000 increased $3,728,936 to $25,008,835 or 17.5% from the amount reported at December 31, 1999. The increase is primarily due to our purchase of producing properties from Cabot Oil & Gas Corporation of approximately $854,000, our purchase of oil and gas lease interests in proven properties of approximately $467,000, the cost of drilling wells of approximately $1,669,000, and the capitalization of certain company costs directly related to the drilling of our wells of approximately $739,000. These costs are related to the sixteen wells drilled in the first six months of 2000 and the costs of wells drilled in the fourth quarter of 1999 (five wells) and completed in the first quarter of 2000.

We increased capital expenditures for drilling and well related equipment from December 31, 1999 to June 30, 2000 in the amount of $1,685,259. The increase is primarily due to our purchase of well equipment from Cabot Oil & Gas Corporation for approximately $874,000 and the cost of drilling and completing wells of approximately $811,000. We drilled sixteen net gas wells in the first six months of 2000.

Other assets for the six-month period ended June 30, 2000 increased $135,765 to $2,062,311 or 7.0% from the amount reported at December 31, 1999. This net increase is due primarily to a decrease in other property and equipment of approximately $36,000 to $250,690 due to current year depreciation, and an increase in other assets of approximately $173,000 due to the capitalization of net loan cost related to the cost of financing the purchase of oil and gas properties from Cabot Oil & Gas Corporation as discussed above.

Total liabilities increased $5,182,140 or 26.2% from December 31, 1999 to June 30, 2000 due primarily to an increase in current liabilities and long-term debt of $2,524,722 and 2,657,418, respectively. In June 1999 we entered into the Southern Producer credit facility which has an aggregate credit limit of

$30,000,000. The credit facility is secured by a pledge of all of our oil and gas assets. At June 30, 2000, we had borrowed approximately $22,996,358 against the credit facility. See "--Cash Flows from Operations, Investing and Financing Activities" for further discussion.

Current liabilities increased $2,524,722 to $5,966,960 or 73.3% from December 31, 1999 to June 30, 2000. The increase primarily is due to an increase in the current portion of long term debt of $2,105,805 due to the increase in debt as a result of the Southern Producer credit facility. Accounts payable and accrued expenses increased $418,917 to $1,523,782 at June 30, 2000, an increase of 37.9%. See "--Liquidity and Capital Resources" for further discussion.

Long-term debt increased $2,657,418 from the amount reported at December 31, 1999 to $18,957,442 or 16.3% for the six-month period ended June 30, 2000 primarily due to the advances on the Southern Producer credit facility of approximately $4,977,014 less an increase in the current portion of long term debt of $2,105,805, and after an offsetting decrease in notes payable to our officers of $180,000. Under their employment agreements, Messrs. Torrey, Cooper and Remine were entitled to certain rights and working interests in wells drilled and to be drilled by us. We purchased all existing working interests as well as all rights to participate in any future wells for a total of $225,000. We paid the purchase price to these officers by issuing three promissory notes of $75,000 each, which bear interest at 10% per annum. The promissory notes were paid in full in the second quarter of 2000.

Results of Operations

For the six-month period ended June 30, 2000, we had a net loss after tax of $1,320,261, compared to a net loss after tax of $672,854 for the six-month period ended June 30, 1999. For the three-month period ended June 30, 2000 we had a net loss after tax of $704,169, compared to a net loss after tax of $449,175 for the three-month period ended June 30, 1999.

For the six-month period ended June 30, 2000, total net revenues increased $1,849,546 or 127.6% from $1,449,897 to $3,299,443 for the same period in 1999 due primarily to an increase in oil and gas revenue, other revenue and after an offsetting decrease in management fees.

Oil and gas revenue increased $1,827,591 to $2,983,782 for the six-month period ended June 30, 2000, an increase of 158.1% over that reported for the six-month period ended June 30, 1999. The increase in revenue is principally due to our significant investments in and our development of proved properties which has resulted in an increase in oil and natural gas production and an increase in the average oil and gas prices that we received. Net production increased 86.2% from approximately 2.9 MMcfed for the six-month period ended June 30, 1999 to 5.4 MMcfed for the same period in 2000. Average natural gas prices realized increased approximately 41.4% from $2.15 per Mcfe for the six-month period ended June 30, 1999 to $3.04 per Mcfe for the same period in 2000.

Pursuant to the terms of the Credit Agreement with Southern Producer Services, L.P., we initiated a financial hedging program with respect to our sales of natural gas. We entered into a costless collar agreement to sell 3,850 MMBTU per day (January-March) and 4,900 MMBTU per day (April-June) with a put option of $2.45 and a call option of $2.88. We paid approximately $279,000, which reduced oil and gas revenues, in the first six months of 2000.

Currently we have entered a financial hedging program with respect to 4,000 MMBTU per day, which is approximately 67% of our current production, at a fixed price of $3.72 per MMBTU based on the TCO Appalachian Index. The hedge is for a period of two years beginning July 1, 2000.

Total net revenues increased $1,032,698 or 153.8% from $671,653 for the three-month period ended June 30, 1999 to $1,704,351 for the three-month period ended June 30, 2000 due primarily to an increase in oil and gas revenue, other revenue and after an offsetting decrease in management fees.

Oil and gas revenue increased $1,003,865 to $1,532,372 for the three-month period ended June 30, 2000, an increase of 189.9% over the amount reported for the three-month period ended June 30, 1999. Net production increased 96.4% from approximately 2.8 MMcfed for the three-month period ended June 30, 1999 to 5.5 MMcfed for the same period in 2000. Average natural gas prices realized increased approximately 48.8% from $2.07 per Mcfe for the three-month period ended June 30, 1999 to $3.08 per Mcfe for the same period in 2000.

Given the credit facility, the resulting aggressive drilling activity and the recent acquisitions, management anticipates continued growth in oil and gas revenues. The continued growth of our oil and gas revenues and reserves will depend on future drilling success, access to capital and the pricing of our primary commodity product, natural gas.

Management fees for the six-month period ended June 30, 2000 decreased $40,440 to $5,160, a decrease of 88.7% from the amount reported for the six-month period ended June 30, 1999. This decrease is a result of our purchase in 1999 of the working interests owned by certain affiliated drilling partnerships. Currently, all of the 16 prior affiliated drilling partnerships have been or are in the process of being liquidated by us. Management fees are derived from services provided to affiliated drilling partnerships, and we expect management fees to continue to decrease.

Management fees for the three-month period ended June 30, 2000 decreased $20,640 to $1,960, a decrease of 91.3% over that reported for the same period in 1999 as discussed above.

We did not sponsor an affiliated drilling partnership in 1999 and do not intend to do so in 2000.

Other revenue increased $62,395 for the six-month period ended June 30, 2000, an increase of 25.1% over the amount reported for the same period in 1999. The increase in other revenue is due to an increase in the gross operating commission revenue earned by Equity Financial Corporation for the six-month period ended June 30, 2000 of approximately $52,581 to $287,870, an increase of 22.3% over the amount reported for the same period in 1999. Other revenue increased $49,473 for the three-month period ended June 30, 2000, an increase of 41.0% over the amount reported for the same period in 1999. The increase in other revenue is due to an increase in the gross operating commission revenue earned by Equity Financial Corporation for the three-month period ended June 30, 2000 of approximately $45,163 to $159,557, an increase of 39.5% over the amount reported for the same period in 1999.

For the six-month period ended June 30, 2000, Equity Financial had net income of approximately $12,150 compared to a net loss of $14,937 for the six-month period ended June 30, 1999. For the three-month period ended June 30, 2000, Equity Financial had a net loss of approximately $11,499 compared to a net loss of $8,095 for the three-month period ended June 30, 1999. We cannot predict whether Equity Financial will continue to be profitable in 2000. If it is not profitable at year end 2000, management will evaluate the continued viability of Equity Financial.

Interest income increased approximately $10,309 during the six-month period ended June 30, 2000 compared to the same period in 1999 due to the increase in our interest-bearing cash balances. Interest income increased approximately $6,842 during the three-month period ended June 30, 2000 compared to the same period in 1999.

Total operating expenses increased $2,324,309 or 101.3% for the six-month period ended June 30, 2000 over the amount reported for the six-month period ended June 30, 1999. Total operating expenses increased $1,188,679 to $2,408,520 or 97.4% for the three-month period ended June 30, 2000 over the amount reported for the same period in 1999. The increase in operating expenses is primarily due to an increase in production costs, depreciation, depletion and amortization, general and administrative expenses and interest expense.

Production expenses increased $591,205 to $814,819 or 264.4% for the six-month period ended June 30, 2000 over the amount reported for the same period in 1999. Production expenses increased primarily due to an increase in direct operating expenses, severance taxes due to increased production, and an increase in pipeline and compressor repairs and maintenance for the six-month period ending June 30, 2000 due to our acquisition of the Natural Gas Pipeline L.P. in December 1999. Our aggressive drilling activity, our acquisitions of oil and gas proven properties, and our consolidation of certain partnerships have increased direct operating expenses in the first six months of 2000. We now operate approximately 300 more wells at June 30, 2000 than we operated at June 30, 1999. In September 1999, we hired a production supervisor. This has increased wages allocated to production costs. We utilize two contract pumper services that operate the properties acquired from Mitchell Energy Corporation and our West Virginia properties including the properties acquired in January 2000 from Cabot Oil & Gas Corporation. The use of these services has increased production costs. Beginning in November 1999, we added two additional compressors that we rent on a month-to-month basis, which has increased production costs for the six months ended June 30, 2000. Production expenses increased $303,417 to $430,465 or 238.8% for the three-month period ended June 30, 2000 over the amount reported for the same period in 1999

Depreciation, depletion and amortization expense increased $791,261 or 98.1% for the six-month period ended June 30, 2000 over the amount reported for the same period in 1999 primarily due to our larger number of wells and increased production of net wells that we now own, which results in increased depletion rates for proved properties. Exploration expenses increased $8,667 or 33.2% over the amount reported at June 30, 1999. Depreciation, depletion and amortization expense increased $377,898 or 90.3% for the three-month period ended June 30, 2000 over the amount reported for the same period in 1999

General and administrative expenses increased $262,090 to $1,122,373 or 30.5% for the six-month period ended June 30, 2000 compared to the amount reported for the same period in 1999. This increase primarily is a result of an increase in professional fees, advertising fees, wages and salaries and after a decrease in the amount of general and administrative expenses capitalized to proved properties in the first six months of 2000. General and administrative expenses increased $205,400 to $650,565 or 46.1% for the three-month period ended June 30, 2000 compared to the amount reported for the same period in 1999.

The increase in interest expense in 2000 reflects the increase in debt as a result of the Southern Producer credit facility.

There was no other income and expense recognized in 2000 compared to a net expense of $49,656 for the six-month period ended June 30, 1999. The change primarily is a result of a decrease in the income of affiliated drilling partnerships of $10,041 and an offsetting decrease in affiliated drilling partnership reimbursements of $59,697. We expect this trend to continue because all of the 16 prior affiliated drilling partnerships have been or are in the process of being liquidated by us. There was no other income and expense recognized in the second quarter of 2000 compared to a net expense of $27,287 for the three-month period ended June 30, 1999.

There was no income tax benefit or expense recognized in 2000 compared to an income tax benefit of $222,300 and $126,300 for the six-month period and three-month period ended June 30, 1999, respectively. Management believes that the time horizon for the realization of the deferred tax asset has become less certain and will not report additional deferred tax asset until the certainty is clarified. The income tax benefit recognized in 1999 was reduced by the recognition of a valuation allowance for deferred tax assets of $1,100,600.

Cash Flow from Operations, Investing and Financing Activities

We provided $750,371 of net cash flow from operating activities for the six-month period ended June 30, 2000 and used $461,554 of net cash flow from operating activities for the same period in 1999 an increase in net cash flow of $1,211,925. Cash was absorbed by a loss of $1,320,261 for the six-month period ended June 30, 2000 and a loss of $672,854 for the six-month period ended June 30, 1999. These amounts are adjusted for certain non-cash items including depreciation, depletion and amortization of $1,597,613 and stock compensation expense of $89,308 for the six-month period ended June 30, 2000, which have reduced the net loss in arriving at net cash provided by operating activities. Depreciation, depletion and amortization of $806,352 have reduced the net loss in arriving at net cash used by operating activities for the six-month period ended June 30, 1999. The amount for the six-month period ended June 30, 1999 was also adjusted for an increase in the deferred tax asset of $222,300. This has increased the net loss in arriving at net cash used in operating activities. Cash was used by an increase in accounts receivable of $64,424 for the six-month period ended June 30, 2000 due to an increase in the oil and gas revenue receivable. Cash was provided by a decrease in other current assets of $27,540, a decrease in other assets of $1,678, and an increase in accounts payable and accrued expenses of $418,917 for the six-month period ended June 30, 2000. Cash was used by an increase in accounts receivable of $18,790, in other current assets of $29,587, and in other assets of $253,596, and a decrease in accounts payable and accrued expenses of $60,738 for the six-month period ended June 30, 1999.

Cash flows used for investing activities increased from $1,424,575 the six-month period ended June 30, 1999 to $5,043,862 for the six-month period ended June 30, 2000. The primary investment activities for the six-month period ended June 30, 2000 were purchases of proven properties of $3,264,435, purchases of wells and related equipment of $1,685,259, purchases of other property and equipment of $5,328 and purchases of other oil and gas leases of $88,955. The primary investment activities for the six-month period ended June 30, 1999 were purchases of proven properties of $1,166,874, purchases of wells and related equipment of $281,770, purchases of other property and equipment of $27,348 and purchases of other oil and gas leases of $1,699. For that same period, the cash flow from investing activities were increased by distributions from affiliated drilling partnerships of $32,490, and proceeds from the issuance of common stock of $20,626.

Cash flows from financing activities increased $3,031,560 from the amount reported at June 30, 1999 to $4,682,390 for the six-month period ended June 30, 2000. The significant sources of financing activities in 1999 were proceeds in the amount of $1,020,000 from long-term debt from Bank One before payoff of the Bank One credit facility with the proceeds of the SPS Credit facility in June of 1999 for continued expenditures for drilling and development of wells and the closing and initial funding of the SPS Credit Facility in the amount of $9,490,086. The significant source of financing activities in 2000 was the funding of the Southern Producer credit facility in the amount of $4,977,014. The Southern Producer funds were used to fund the purchase of producing properties from Cabot Oil & Gas Corporation and to fund operations and developmental drilling on oil and gas properties in Ohio and West Virginia. See "--Liquidity and Capital Resources" for further discussion. The other significant uses of cash flows from financing activities in the six-month period ended June 30, 2000 were the payments on long-term debt of $33,791 and payments on notes payable of $180,000 to each of Messrs. Torrey, Cooper and Remine. The notes payable to these officers were for their 1% working interests or rights to working interests in company wells and was paid in full in the second quarter of 2000. Other uses of cash flows from financing activities were the payment of loan issue costs of $3,601 and the payment of dividends on preferred stock of $77,232 for the six-month period ended June 30, 2000. Other uses of cash flows from financing activities were the payment of stock issuance costs of $16,636 and the payment of dividends on preferred stock of $43,091 for the six-month period ended June 30, 1999.

Liquidity and Capital Resources

The primary source of funds has been from borrowing against the Southern Producer credit facility. The proceeds from this source have been used to fund our operations, acquisitions and developmental drilling activities in the southeastern Ohio and Southern West Virginia areas.

We intend to fund budgeted capital expenditures in 2000 primarily from cash flow from operations and borrowings. We have in place the Southern Producer credit facility with a credit limit of $30,000,000 and upon which $22,996,358 was drawn down as of June 30, 2000. The Southern Producer credit facility is collateralized by a first lien on all of our oil and natural gas properties. Interest is payable at 11% per annum and Southern Producer receives a 3% overriding royalty interest on all of our oil and gas production. Southern Producer also received warrants to purchase 100,000 shares of our common stock at $6.50 per share. The Southern Producer credit facility is accompanied by a preferred gas marketing arrangement which gives Southern Producer the first option to purchase and market all natural gas produced from our wells, provided it can do so on purchase terms no less favorable than we could obtain if we marketed our own natural gas.

We also have a note payable to SunTrust Bank with an outstanding principal balance of $404,262 as of June 30, 2000. The note is collateralized by non oil and gas equipment, payable in monthly installments of principal and interest at 7.75% per annum, with unpaid principal balance due December 5, 2003. We are subject to various loan covenants in connection with our credit facilities including requirements on tangible net worth, working capital, debt to tangible net worth, limits on partnership subsidies, restrictions on payment of dividends and general and administrative expenses.

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

In April of 2000, we issued 5,654 shares of our common stock and 106,125 shares of our 9% redeemable convertible preferred stock to certain persons who were limited partners in various affiliated drilling partnerships and the Energy Search Natural Gas Pipeline Income L.P., which, along with other affiliated drilling partnerships, have been subject to a plan of consolidation with us. The preferred stock had an issue value of $4.00 per share and are convertible into shares of our common stock on a share-for-share basis. The issuance of these shares of preferred stock was exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.	The following documents are filed as an exhibit to this report on Form 10- QSB:

Exhibit Number	Description
3.1	Fourth Amended and Restated Charter of the Registrant(1)
3.2	Articles of Amendment to Charter (2)
3.3	Bylaws of the Registrant(3)
4.1	Specimen of Common Stock Certificate(4)
4.2	Specimen of Redeemable Series A Common Stock Purchase Warrant Certificate(4)
4.3	Specimen of Underwriters' Warrant Certificate(4)
4.4	Charter (See Exhibits 3.1 and 3.2)
4.5	Bylaws (See Exhibit 3.3)
9.1	Shareholder Voting Agreement and Irrevocable Proxy(4)
10.1	Energy Search Natural Gas 1995-A L.P. Limited Partnership Agreement, dated March 31, 1995(4)
10.2	Energy Search Natural Gas 1995-A L.P. Joint Drilling and Operating Agreement, dated March 31, 1995(4)
10.3	Energy Search Natural Gas 1996 L.P.-Limited Partnership Agreement, dated September 10, 1996(4)
10.4	Energy Search Natural Gas 1996 L.P.-Joint Drilling and Operating Agreement, dated September 10, 1996(4)
10.5	ESI Pipeline Operating Partnership-Limited Partnership Agreement, dated January 7, 1993(4)
10.6	Energy Search Natural Gas Pipeline Income Partnership-Limited Partnership Agreement, dated January 7, 1993(4)
10.7	Gas Servicing Agreement between the Registrant and ESI Pipeline Operating L.P., dated January 5, 1993(4)
10.8	Selling Agreement-Class B Convertible Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996(4)
10.9	Selling Agreement-Class A and Class B Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996(4)
10.10	Selling Agreement-Variable Rate Subordinated Debentures between Registrant and Equity Financial Corporation, dated September 19, 1994(4)
10.11	Aircraft Lease between Charles P. Torrey, Jr. and the Registrant dated February 1, 1995(4)
10.12	Beaver Coal Company Lease between Beaver Coal Company Limited and the Registrant, dated September 15, 1996(4)
10.13	Amended and Restated Employment Agreements with officers and key employees of the Registrant: (a) John M. Johnston(5)* (b) Robert L. Remine(5)* (c) Charles P. Torrey, Jr.(5)* (d) Richard S. Cooper(5)*
10.14	Promissory Notes of Executive Officers in Favor of Registrant: (a) Charles P. Torrey, Jr.(4) (b) Robert L. Remine(4) (c) Richard S. Cooper(4)
10.15	Stock Option Plan(4)*
10.16	Outside Directors' Stock Option Plan(4)*

10.17	Form of Lock-Up Agreement(4)
10.18	Stock Option and Restricted Stock Plan of 1998, as amended(6)*
10.19	Form of Indemnification Agreement (1)*
10.20	1998 Stock Option and Restricted Stock Plan for Outside Advisors and Consultants(7)
10.21	Credit Agreement between the Registrant and Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.22	First Amendment to Credit Agreement between the Registrant and Southern Producer Services, L.P., dated as of October 21, 1999(5)
10.23	Form of Note in the amount of $30,000,000 payable to Southern Producer Services, L.P., dated June 23, 1999(5)
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

___________________

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

(b) Reports on Form 8-K. The Company did not file a Form 8-K report during the three- month period ended June 30, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SEARCH, INCORPORATED

Date: August 11, 2000	By/s/Richard S. Cooper Richard S. Cooper, President

Date: August 11, 2000	By/s/Robert L. Remine Robert L. Remine, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Fourth Amended and Restated Charter of the Registrant(1)
3.2	Articles of Amendment to Charter (2)
3.3	Bylaws of the Registrant(3)
4.1	Specimen of Common Stock Certificate(4)
4.2	Specimen of Redeemable Series A Common Stock Purchase Warrant Certificate(4)
4.3	Specimen of Underwriters' Warrant Certificate(4)
4.4	Charter (See Exhibits 3.1 and 3.2)
4.5	Bylaws (See Exhibit 3.3)
9.1	Shareholder Voting Agreement and Irrevocable Proxy(4)
10.1	Energy Search Natural Gas 1995-A L.P. Limited Partnership Agreement, dated March 31, 1995(4)
10.2	Energy Search Natural Gas 1995-A L.P. Joint Drilling and Operating Agreement, dated March 31, 1995(4)
10.3	Energy Search Natural Gas 1996 L.P.-Limited Partnership Agreement, dated September 10, 1996(4)
10.4	Energy Search Natural Gas 1996 L.P.-Joint Drilling and Operating Agreement, dated September 10, 1996(4)
10.5	ESI Pipeline Operating Partnership-Limited Partnership Agreement, dated January 7, 1993(4)
10.6	Energy Search Natural Gas Pipeline Income Partnership-Limited Partnership Agreement, dated January 7, 1993(4)
10.7	Gas Servicing Agreement between the Registrant and ESI Pipeline Operating L.P., dated January 5, 1993(4)
10.8	Selling Agreement-Class B Convertible Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996(4)
10.9	Selling Agreement-Class A and Class B Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996(4)
10.10	Selling Agreement-Variable Rate Subordinated Debentures between Registrant and Equity Financial Corporation, dated September 19, 1994(4)
10.11	Aircraft Lease between Charles P. Torrey, Jr. and the Registrant dated February 1, 1995(4)
10.12	Beaver Coal Company Lease between Beaver Coal Company Limited and the Registrant, dated September 15, 1996(4)
10.13	Amended and Restated Employment Agreements with officers and key employees of the Registrant: (a) John M. Johnston(5)* (b) Robert L. Remine(5)* (c) Charles P. Torrey, Jr.(5)* (d) Richard S. Cooper(5)*
10.14	Promissory Notes of Executive Officers in Favor of Registrant: (a) Charles P. Torrey, Jr.(4) (b) Robert L. Remine(4) (c) Richard S. Cooper(4)
10.15	Stock Option Plan(4)*
10.16	Outside Directors' Stock Option Plan(4)*
10.17	Form of Lock-Up Agreement(4)
10.18	Stock Option and Restricted Stock Plan of 1998, as amended(6)*
10.19	Form of Indemnification Agreement (1)*

-i-

10.20	1998 Stock Option and Restricted Stock Plan for Outside Advisors and Consultants(7)
10.21	Credit Agreement between the Registrant and Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.22	First Amendment to Credit Agreement between the Registrant and Southern Producer Services, L.P., dated as of October 21, 1999(5)
10.23	Form of Note in the amount of $30,000,000 payable to Southern Producer Services, L.P., dated June 23, 1999(5)
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