Form 10QSB
period 2000-09-30
ENERGY SEARCH INC
filed 2000-11-14
CIK 932181

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X             No

The number of shares outstanding of the issuer's common stock as of November 13, 2000 is 4,525,893.

Transitional Small Business Disclosure Format (check one):     Yes            No

ENERGY SEARCH, INCORPORATED

Page

Part I. Financial Information

Item 1. Financial Statements:
Balance Sheets	1
Statements of Operations	2
Statements of Cash Flows	4
Notes to Financial Statements	5

Item 2. Management's Discussion and Analysis or Plan of Operation	5

Part II. Other Information

Item 2. Changes in Securities	16

Item 6. Exhibits and Reports on Form 8-K	19

Signatures	21

-i-

Part I.  Financial Information

Item 1.  Financial Statements

ENERGY SEARCH, INCORPORATED BALANCE SHEETS

	September 30, 2000	December 31, 1999
Assets	(Unaudited)

Current Assets
Cash and cash equivalents	$493,056	$407,878
Restricted cash	581,566	834,217
Accounts receivable	1,058,864	781,542
Other current assets	91,304	119,047
Total current assets	2,224,790	2,142,684

Oil and Gas Properties
Proven properties	27,213,107	21,279,899
Unproven properties	330,586	235,281
Wells and related equipment	17,450,777	15,028,699
Less accumulated depreciation, depletion and amortization	(9,001,143)	(6,725,182)
Net oil and gas properties	35,993,327	29,818,697

Other Assets
Other property and equipment, net	233,248	287,035
Deferred tax asset	1,108,300	1,108,300
Other	710,971	531,211
Total other assets	2,052,519	1,926,546
Total assets	$40,270,636	$33,887,927

Liabilities and Shareholders' Equity

Current Liabilities
Current portion of long-term debt	$72,996	$2,337,373
Accounts payable and accrued liabilities	971,853	1,104,865
Total current liabilities	1,044,849	3,442,238

Long-Term Debt, less current portion	26,130,317	16,300,024

Shareholders' Equity
Preferred stock: no par value, 5,000,000 shares authorized; 905,140 and 769,517 shares of 9% redeemable convertible issued and outstanding as of September 30, 2000 and December 31, 1999	1,981,803	1,439,311
Common stock: no par value, 25,000,000 shares authorized; 4,525,873 and 4,356,376 shares issued and outstanding as of September 30, 2000 and December 31, 1999, respectively	18,454,096	17,934,838
Accumulated deficit	(7,340,429)	(5,228,484)
Total shareholders' equity	13,095,470	14,145,665
Total liabilities and shareholders' equity	$40,270,636	$33,887,927

See Notes to Financial Statements

ENERGY SEARCH, INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)
	For the nine months ended September 30,
	2000	1999
Revenue
Oil and gas sales	$5,024,939	$2,318,263
Management fees	5,822	64,000
Other revenue	345,095	327,139

Total reven	5,375,856	2,709,402

Operating Expenses
Production costs	1,212,099	570,102
Exploration costs	82,864	37,632
Depreciation, depletion and amortization	2,399,183	1,359,547
Interest	1,666,744	645,731
General and administrative	1,874,216	1,294,327

Total operating expenses	7,235,106	3,907,339

Net (Loss) from Operations	(1,859,250)	(1,197,937)

Other Income (Expense)
Program reallocations	-	(81,361)
Equity in income of related partnerships	-	10,041

Total other income (expense)	-	(71,320)

Net (Loss) Before Income Taxes	(1,859,250)	(1,269,257)

Income Tax Benefit	-	222,300

Net (Loss)	$(1,859,250)	$(1,046,957)

Basic Net (Loss) Per Common Share	(.47)	(.27)

Diluted Net (Loss) Per Common Share	(.47)	(.27)

See Notes to Financial Statements

ENERGY SEARCH, INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,
	2000	1999
Revenue
Oil and gas sales	$2,041,157	$1,162,072
Management fees	662	18,400
Other revenue	34,594	79,033

Total revenue	2,076,413	1,259,505

Operating Expenses
Production costs	397,280	346,488
Exploration costs	48,085	11,520
Depreciation, depletion and amortization	801,570	553,195
Interest	616,624	266,697
General and administrative	751,843	434,044

Total operating expenses	2,615,402	1,611,944

Net (Loss) from Operations	(538,989)	(352,439)

Other Income (Expense)
Program reallocations	-	(21,664)
Equity in income of related partnerships	-	--

Total other income (expense)	-	(21,664)

Net (Loss) Before Income Taxes	(538,989)	(374,103)

Income Tax Benefit		--

Net (Loss)	$(538,989)	$(374,103)

Basic Net (Loss) Per Common Share	(.14)	(.09)

Diluted Net (Loss) Per Common Share	(.14)	(.09)

See Notes to Financial Statements

ENERGY SEARCH, INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the nine months ended September 30,
	2000	1999
Cash Flows From Operating Activities:
Net loss	$(1,859,250)	$(1,046,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization expense	2,399,183	1,359,547
Stock compensation expense	201,787	--
Equity in income of related partnerships	-	(10,041)
Increase in deferred taxes	-	(222,300)
(Increase) decrease in assets:
Accounts receivable and due from partnerships	(277,322)	(97,266)
Other current assets	27,743	(18,848)
Other assets	6,119	(364,069)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(133,012)	301,408
Net cash provided by (used in) operating activities	365,248	(98,526)

Cash Flows From Investing Activities:
Purchase of proven properties	(5,468,707)	(4,027,547)
Purchase of wells and related equipment	(2,422,078)	(828,300)
Purchase of other property and equipment	(6,829)	(85,057)
Distributions from affiliated partnerships	115	42,579
Issuance of common stock	-	32,003
Purchase of oil and gas leases	(95,305)	(2,348)
Net cash (used) in investing activities	(7,992,804)	(4,868,670)

Cash Flows From Financing Activities:
Payments on stock issuance costs -- preferred stock	(25,000)	(16,636)
Proceeds from issuance of long-term debt	7,797,014	14,195,086
Payment of dividends on preferred stock	(77,232)	(64,993)
Payment of loan issue costs	(3,601)
Payments on long-term debt	(231,098)	(8,815,217)
Net cash provided by financing activities	7,460,083	5,298,240

Net increase (Decrease) in Cash and Cash Equivalents	(167,473)	331,044
Cash and Cash Equivalents - Beginning of period	1,242,095	595,749
Cash and Cash Equivalents - End of period	$1,074,622	$926,793

See Notes to Financial Statements

Energy Search, Incorporated

Notes to Financial Statements
June 30, 2000

Basis of Presentation

We prepared the condensed Balance Sheets as of September 30, 2000 and December 31, 1999, the Statements of Operations for the three and nine-month periods ended September 30, 2000 and 1999 and the Statements of Cash Flows for the nine-month periods ended September 30, 2000 and 1999.

In the opinion of management, we have made all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

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

In June of 1999, we entered into a credit financing transaction with Southern Producer. This credit facility has a credit limit of $30,000,000, upon which $25,816,358 was drawn down as of September 30, 2000. The credit facility is collateralized by a first lien on all of our oil and natural gas properties. Interest is payable at 11% per annum and Southern Producer receives a 3% overriding royalty interest on all of our oil and gas production. The most recent amendment to the credit facility dated November 14, 2000 abolishes any obligation for us to make scheduled principal payments pursuant to an amortization schedule. However, the amended credit facility calls for the application of funds of the Company as set forth in a business development schedule. In the event our revenues are in excess of expenses paid consistent with the development plan, the revenues in excess of said scheduled expenses will be applied to principal. To date there has not been a sufficient amount of revenue from our operations to decrease principal on the credit facility. We have used the proceeds of the credit facility principally to retire approximately $8,769,776 in bank debt, to acquire oil and gas properties and to fund the drilling of our wells in Ohio and West Virginia. The credit facility is accompanied by a preferred gas marketing arrangement whereby Southern Producer has the first option to purchase and market all natural gas produced from our wells, provided it can do so on purchase terms no less favorable than we could obtain marketing our own natural gas.

In connection with the credit facility, we granted 100,000 common stock purchase warrants to Southern Producer. These warrants are exercisable at any time until June 23, 2004 at an exercise price of $6.50 per warrant share, subject to downward adjustment if we issue stock in a transaction for less than $6.50 per share, in which case the exercise price will be the same as the lower issue price. As of September 30, 2000, the adjusted exercise price of these warrants was $4.00 per warrant share. We are committed to issue additional warrants to Southern Producer to prevent dilution if we split our stock, declare a stock dividend, recapitalize our company, engage in a business combination or issue new common stock in any other transaction. As of September 30, 2000, we are committed to issue approximately 23,451 additional warrant shares to Southern Producer pursuant to this adjustment.

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

We have, pursuant to the terms of a restructuring plan set forth in a confidential disclosure memorandum dated March 3, 2000, amended the partnership agreements for the Energy Search Natural Gas 1997 L.P. and the Energy Search Natural Gas 1997-A L.P. to offer investor partners 9% redeemable convertible preferred stock at $4.00 per share, subject to adjustment, in exchange for their partnership interests. In connection with this transaction, we are offering up to 114,123 shares of our 9% redeemable convertible preferred stock. Currently, we have issued 103,123 shares in connection with consolidation of these partnerships.

In July 2000, we terminated our relationship with McDonald Investments, Inc. after a process of evaluating strategic alternatives. We believe that given the current pricing environment of our primary commodity, natural gas, the alternative most likely to maximize shareholders' value is to aggressively pursue development of our existing inventory of high quality drill sites.

Events Subsequent to September 30, 2000

In September 2000, we initiated the private placement offering of up to 850,000 shares of 9% redeemable convertible preferred stock at an issue price of $5.50 per share. As of November 10, 2000, we have sold approximately 300,054 shares of preferred stock and have raised approximately $1,518,273 net of commission expense, from the sale of preferred stock. See Part II, Item 2, for further discussion of the private placement preferred stock offering.

Financial Condition

Total assets increased $6,382,709 or 18.8% from December 31, 1999 to September 30, 2000 primarily due to an increase of $82,106 in current assets, a net increase in oil and gas properties of $6,174,630 and an increase in other assets of $125,973.

Current assets for the nine-month period ended September 30, 2000 increased $82,106 to $2,224,790, or a 3.8% increase compared to current assets for the year ended December 31, 1999. The increase in current assets is due primarily to an increase of $277,322 in accounts receivable and after an offsetting decrease in cash of $167,473 and other current assets of $27,743. Accounts receivable increased $277,322 from the amount reported for the year ended December 31, 1999 to $1,058,864 for the nine-month period ended September 30, 2000 or 35.5%. The increase is due primarily to a net increase in the oil and gas revenue accrual due to an increase in oil and gas production and an increase in the average oil and gas prices that we received. Cash (unrestricted and restricted) decreased $167,473 or 13.5%. This decrease is due to the timing of the payment of accounts payable at the end of the quarter. Under the terms of the Southern Producer credit facility, we were required to establish a restricted cash account, which is maintained by Southern Producer. All oil and gas revenue proceeds and amounts from any loans are deposited to this account. We may submit requests for reimbursement from the bank for certain operating expenses and principal and interest payments twice a month. Other current assets decreased $27,743 from the amount reported for the year ended December 31, 1999 to $91,304 or 23.3% for the nine-month period ended September 30, 2000 due primarily to a decrease in prepaid expenses.

Net oil and gas properties for the nine-month period ended September 30, 2000 increased $6,174,630 to $35,993,327 or 20.7% from the amount reported at December 31, 1999. The increase is primarily a result of continued successful drilling activity for our own account, and our purchase of oil and gas lease interests in proven properties. Oil and gas properties, both tangible and intangible, are depreciated and depleted by the units of production method using estimates of proven reserves. Accumulated depreciation, depletion and amortization at September 30, 2000 increased approximately $2,275,961 to $9,001,143 or 33.8% from the amount reported at December 31, 1999. The increase is due primarily to an increase in drilling activity, acquisitions of proven properties, and an increase in production.

In 1998, we implemented a consolidation strategy that involved acquiring the oil and gas reserves held by certain affiliated drilling partnerships for cash or our stock based on an independent valuation. The strategy was beneficial because it allowed us to consolidate the ownership of wells we operate and also should eliminate the administrative burden of managing, administrating, and in some cases, supporting the affiliated drilling partnerships. All of our 16 prior affiliated drilling partnerships have been consolidated and have been or are in the process of being liquidated.

Proven properties for the nine-month period ended September 30, 2000 increased $5,933,208 to $27,213,107 or 27.9% from the amount reported at December 31, 1999. The increase is primarily due to our purchase of producing properties from Cabot Oil & Gas Corporation of approximately $854,000, our purchase of oil and gas lease interests in proven properties of approximately $520,000, the cost of drilling wells of approximately $3,591,000, and the capitalization of certain company costs directly related to the drilling of our wells of approximately $968,000. These costs are related to the 28 wells drilled in the first nine months of 2000 and the costs of wells drilled in the fourth quarter of 1999 (five wells) and completed in the first quarter of 2000.

We increased capital expenditures for drilling and well related equipment from December 31, 1999 to September 30, 2000 in the amount of $2,422,078. The increase is primarily due to our purchase of well equipment from Cabot Oil & Gas Corporation for approximately $874,000, the cost of drilling and completing wells of approximately $1,304,000, and costs associated with the expansion of our gas gathering systems of approximately $244,000. We drilled 28 net gas wells in the first nine months of 2000.

Other assets for the nine-month period ended September 30, 2000 increased $125,973 to $2,052,519 or 6.5% from the amount reported at December 31, 1999. This net increase is due primarily to a decrease in other property and equipment of approximately $54,000 to $233,248 due to current year depreciation, and an increase in other assets of approximately $180,000 primarily due to the capitalization of net loan cost related to the cost of financing the purchase of oil and gas properties from Cabot Oil & Gas Corporation as discussed above.

Total liabilities increased $7,432,904 or 37.6% from December 31, 1999 to September 30, 2000 due primarily to a decrease in current liabilities and an increase in long-term debt of $2,397,389 and $9,830,293, respectively. In June 1999 we entered into the Southern Producer credit facility which has an aggregate credit limit of $30,000,000. The credit facility is secured by a pledge of all of our oil and gas assets. At September 30, 2000, we had borrowed approximately $25,816,358 against the credit facility. See "--Cash Flows from Operations, Investing and Financing Activities" for further discussion.

Current liabilities decreased $2,397,389 to $1,044,849 or 69.6% from December 31, 1999 to September 30, 2000. The decrease primarily is due to a decrease in the current portion of long-term debt of $2,264,377 primarily due to the modifications of the Southern Producer credit facility as discussed earlier. Accounts payable and accrued expenses decreased $133,012 to $971,853 at September 30, 2000, a decrease of 12.0%. See "--Liquidity and Capital Resources" for further discussion.

Long-term debt increased $9,830,293 from the amount reported at December 31, 1999 to $26,130,317 or 60.3% for the nine-month period ended September 30, 2000 primarily due to the advances on the Southern Producer credit facility of approximately $7,797,000 and a decrease in the current portion of the long-term debt portion of the Southern Producer credit facility of $2,268,600 and after offsetting decreases in notes payable to our officers of $180,000 and a decrease in the long-term debt portion of the SunTrust note payable of approximately $55,300. Under their employment agreements, Messrs. Torrey, Cooper and Remine were entitled to certain rights and working interests in wells drilled and to be drilled by us. We purchased all existing working interests as well as all rights to participate in any future wells for a total of $225,000. We paid the purchase price to these officers by issuing three promissory notes of $75,000 each, which bear interest at 10% per annum. The promissory note was paid in full in the second quarter of 2000.

Results of Operations

For the nine-month period ended September 30, 2000, we had a net loss after tax of $1,859,250, compared to a net loss after tax of $1,046,957 for the nine-month period ended September 30, 1999. For the three-month period ended September 30, 2000 we had a net loss after tax of $538,989, compared to a net loss after tax of $374,103 for the three-month period ended September 30, 1999.

For the nine-month period ended September 30, 2000, total net revenues increased $2,666,454 or 98.4% from $2,709,402 to $5,375,856 for the same period in 1999 due primarily to an increase in oil and gas revenue, an increase in other revenue and after an offsetting decrease in management fees.

Oil and gas revenue increased $2,706,676 to $5,024,939 for the nine-month period ended September 30, 2000, an increase of 116.8% over that reported for the nine-month period ended September 30, 1999. The increase in revenue is principally due to our significant investments in and our development of proved properties which has resulted in an increase in oil and natural gas production and the increase in the average oil and gas prices that we received. Net production increased 51.4% from approximately 3.7 MMcfed for the nine-month period ended September 30, 1999 to 5.6 MMcfed for the same period in 2000. Average natural gas prices realized increased approximately 43.2% from $2.29 per Mcfe for the nine-month period ended September 30, 1999 to $3.28 per Mcfe for the same period in 2000.

Pursuant to the terms of the Southern Producer credit facility, we initiated a financial hedging program with respect to our sales of natural gas. We entered into a costless collar agreement to sell 3,850 MMBTU per day (January--March) and 4,900 MMBTU per day (April--June) with a put option of $2.45 and a call option of $2.88. We paid approximately $279,000, which reduced oil and gas revenue, in the first six months of 2000.

On July 1, 2000, we entered a financial hedging program (the "Company Hedge Program") with respect to 4,000 MMBTU per day, which is approximately 67% of our current production, at a fixed price of $3.72 per MMBTU based on the TCO Appalachian Index. The hedge is for a period of two years. We paid approximately $262,000, which reduced oil and gas revenue in the third quarter of 2000. See"--Effects of Commodity Pricing and Inflation" for further discussion.

Total net revenues increased $816,908 or 64.9% from $1,259,505 for the three-month period ended September 30, 1999 to $2,076,413 for the three-month period ended September 30, 2000 due primarily to an increase in oil and gas revenue and after an offsetting decrease in management fees and other revenue.

Oil and gas revenue increased $879,085 to $2,041,157 for the three-month period ended September 30, 2000, an increase of 75.6% over the amount reported for the three-month period ended September 30, 1999. Net production increased 20.4% from approximately 4.9 MMcfed for the three-month period ended September 30, 1999 to 5.9 MMcfed for the same period in 2000. Average natural gas prices realized increased approximately 45.4% from $2.58 per Mcfe for the three-month period ended September 30, 1999 to $3.75 per Mcfe for the same period in 2000.

Given the Southern Producer credit facility, the resulting aggressive drilling activity and the recent acquisitions, management anticipates continued growth in oil and gas revenues. The continued growth of our oil and gas revenues and reserves will depend on future drilling success, access to capital and the pricing of our primary commodity product, natural gas.

Management fees for the nine-month period ended September 30, 2000 decreased $58,178 to $5,822, a decrease of 90.9% from the amount reported for the nine-month period ended September 30, 1999. This decrease is a result of our purchase in 1999 and 2000 of the working interests owned by certain affiliated drilling partnerships. Pursuant to our affiliated partnership Consolidation Program all of our 16 prior affiliated drilling partnerships have been consolidated and have been or are in the process of being liquidated. Management fees are derived from services provided to affiliated drilling partnerships, and we expect management fees to continue to decrease.

Management fees for the three-month period ended September 30, 2000 decreased $17,738 to $662, a decrease of 96.4% over that reported for the same period in 1999 as discussed above.

We did not sponsor an affiliated drilling partnership in 1999 or 2000, and have no intent to do so in the future.

Other revenue increased $17,956 for the nine-month period ended September 30, 2000, an increase of 5.5% over the amount reported for the same period in 1999. The increase in other revenue is due to primarily to an increase in interest income and gross operating commission revenue earned by Equity Financial Corporation. Interest income increased approximately $15,700 during the nine-month period ended September 30, 2000 compared to the same period in 1999 due to the increase in our interest-bearing cash balances. Gross operating commission revenue earned by Equity Financial Corporation for the nine-month period ended September 30, 2000 increased approximately $5,200 to $313,998, an increase of 1.7% over the amount reported for the same period in 1999.

Other revenue decreased $44,439 for the three-month period ended September 30, 2000, a decrease of 56.2% over the amount reported for the same period in 1999. The decrease in other revenue is due primarily to a decrease in the gross operating commission revenue earned by Equity Financial Corporation of $47,000 for the three-month period ended September 30, 2000 compared to the same period in 1999 and after an offsetting increase in interest income of approximately $5,000 during the three-month period ended September 30, 2000 compared to the same period in 1999.

For the nine-month period ended September 30, 2000, Equity Financial had a net loss of approximately $7,639 compared to a net loss of $39,317 for the nine-month period ended September 30, 1999. For the three-month period ended September 30, 2000, Equity Financial had a net loss of approximately $19,789 compared to a net loss of $24,380 for the three-month period ended September 30, 1999. The decrease in the net loss is due to a decrease in operating expenses as a result of Equity Financial having reduced its number of registered representatives and the related commission expense. We cannot predict whether Equity Financial will be profitable in the future. If it is not profitable, management intends to evaluate the continued viability of Equity Financial.

Total operating expenses increased $3,327,767 or 85.2% for the nine-month period ended September 30, 2000 over the amount reported for the nine-month period ended September 30, 1999. Total operating expenses increased $1,003,458 to $2,615,402 or 62.3% for the three-month period ended September 30, 2000 over the amount reported for the same period in 1999. The increase in operating expenses is primarily due to an increase in production costs, depreciation, depletion and amortization, general and administrative expenses and interest expense.

Production expenses increased $641,997 to $1,212,099 or 112.6% for the nine-month period ended September 30, 2000 over the amount reported for the same period in 1999. Production expenses increased primarily due to an increase in direct operating expenses, severance taxes due to increased production, and an increase in pipeline and compressor additions and repairs and maintenance for the nine-month period ending September 30, 2000 due to our acquisition of the affiliated partnerships Energy Search Natural Gas Pipeline Income L.P. and ESI Pipeline Operating, L.P. in December 1999. Our aggressive drilling activity, our acquisitions of oil and gas proven properties, and our consolidation of affiliated partnerships have increased direct operating expenses in the first nine months of 2000. In September 1999, we hired a production supervisor. This has increased wages allocated to production costs. We utilize two contract pumper services that operate the properties acquired from Mitchell Energy Corporation and our West Virginia properties including the properties acquired in January 2000 from Cabot Oil & Gas Corporation. The use of these services has increased production costs. Beginning in November 1999, we added two additional compressors that we rent on a month-to-month basis, which has increased production costs for the nine months ended September 30, 2000. Production expenses increased $50,792 to $397,280 or 14.7% for the three-month period ended September 30, 2000 over the amount reported for the same period in 1999.

Depreciation, depletion and amortization expense increased $1,039,636 or 76.5% for the nine-month period ended September 30, 2000 over the amount reported for the same period in 1999 primarily due to our larger number of wells and increased production of net wells that we now own, which results in increased depletion rates for proved properties. Exploration expenses increased $45,232 or 120.2% over the amount reported at September 30, 1999 due to costs incurred in the third quarter of 2000 for an additional reserve evaluation. Depreciation, depletion and amortization expense increased $248,375 or 44.9% for the three-month period ended September 30, 2000 over the amount reported for the same period in 1999.

General and administrative expenses increased $579,889 to $1,874,216 or 44.8% for the nine-month period ended September 30, 2000 compared to the amount reported for the same period in 1999. This increase primarily is a result of an increase in professional fees, advertising fees, wages and salaries, stock compensation expense and a decrease in the amount of general and administrative expenses capitalized to proved properties in the first nine months of 2000. We recognized approximately $113,000 in stock compensation expense in the third quarter of 2000 primarily due to an employee stock bonus. General and administrative expenses increased $317,799 to $751,843 or 73.2% for the three-month period ended September 30, 2000 compared to the amount reported for the same period in 1999.

The increase in interest expense in 2000 reflects the increase in debt as a result of the Southern Producer credit facility.

There was no other income and expense recognized in 2000 compared to a net expense of $71,320 for the nine-month period ended September 30, 1999. The change primarily is a result of a decrease in the income of affiliated drilling partnerships of $10,041 and an offsetting decrease in affiliated drilling partnership reimbursements of $81,361. We expect this trend to continue because all of the 16 prior affiliated drilling partnerships have been or are in the process of being liquidated by us. There was no other income and expense recognized in the third quarter of 2000 compared to a net expense of $21,664 for the three-month period ended September 30, 1999.

There was no income tax benefit or expense recognized in 2000 compared to an income tax benefit of $222,300 for the nine-month period ended September 30, 1999. There was no income tax benefit or expense recognized in the third quarter of 1999. Management believes that the time horizon for the realization of the deferred tax asset has become less certain and will not report additional deferred tax asset until the certainty is clarified. The income tax benefit recognized in 1999 was reduced by the recognition of a valuation allowance for deferred tax assets of $1,100,600.

Cash Flow from Operations, Investing and Financing Activities

We provided $365,248 of net cash flow from operating activities for the nine-month period ended September 30, 2000 and used $98,526 of net cash flow from operating activities for the same period in 1999 an increase in net cash flow of $463,774. Cash was absorbed by a loss of $1,859,250 for the nine-month period ended September 30, 2000 compared to a loss of $1,046,957 for the nine-month period ended September 30, 1999. These amounts are adjusted for certain non-cash items including depreciation, depletion and amortization of $2,399,183 and stock compensation expense of $201,787 for the nine-month period ended September 30, 2000, which have reduced the net loss in arriving at net cash provided by operating activities. Depreciation, depletion and amortization of $1,359,547 have reduced the net loss in arriving at net cash used by operating activities for the nine-month period ended September 30, 1999. The amount for the nine-month period ended September 30, 1999 was also adjusted for an increase in the deferred tax asset of $222,300 which increased the net loss in arriving at net cash used in operating activities. Cash was used by an increase in accounts receivable of $277,322 due to an increase in the oil and gas revenue receivable and a decrease in accounts payable and accrued expenses of $133,012 for the nine-month period ended September 30, 2000. Cash was provided by a decrease in other current assets of $27,743; and a decrease in other assets of $6,119 for the nine-month period ended

September 30, 2000. Cash was used by an increase in accounts receivable of $97,266, in other current assets of $18,848, and in other assets of $364,069. The increase in other assets was primarily a result of an increase in bank loan costs for the nine-month period ended September 30, 1999. Cash was provided by an increase in accounts payable and accrued expenses of $301,408 for the nine-month period ended September 30, 1999.

Cash flows used for investing activities increased from $4,868,670 for the nine-month period ended September 30, 1999 to $7,992,804 for the nine-month period ended September 30, 2000. The primary investment activities for the nine-month period ended September 30, 2000 were purchases of proven properties of $5,468,707, purchases of wells and related equipment of $2,422,078, purchases of other property and equipment of $6,829 and purchases of other oil and gas leases of $95,305. The primary investment activities for the nine-month period ended September 30, 1999 were purchases of proven properties of $4,027,547, purchases of wells and related equipment of $828,300, purchases of other property and equipment of $85,057 and purchases of other oil and gas leases of $2,348. For that same period, the cash flow from investing activities were increased by distributions from affiliated drilling partnerships of $42,579, and proceeds from the issuance of common stock of $32,003.

Cash flows from financing activities increased $2,161,843 from the amount reported at September 30, 1999 to $7,460,083 for the nine-month period ended September 30, 2000. The significant sources of financing activities in 1999 were proceeds in the amount of $1,020,000 from long-term debt from Bank One before payoff of the Bank One credit facility with the proceeds of the Southern Producer credit facility in June of 1999 for continued expenditures for drilling and development of wells and the funding of the Southern Producer credit facility in the amount of $12,950,086 and the $225,000 of notes payable to the officers of the Company (Messrs. Torrey, Cooper and Remine) for their 1% working interest or right to working interest in Company wells. The significant source of financing activities in 2000 was the funding of the Southern Producer credit facility in the amount of $7,797,014. The Southern Producer funds were used to fund the purchase of producing properties from Cabot Oil & Gas Corporation and to fund operations and developmental drilling on oil and gas properties in Ohio and West Virginia. See "--Liquidity and Capital Resources" for further discussion. The other significant uses of cash flows from financing activities in the nine-month period ended September 30, 2000 were the payments on long-term debt of $51,098 and payments on notes payable of $180,000 to each of Messrs. Torrey, Cooper and Remine. The notes payable to these officers were for their 1% working interests or rights to working interests in company wells and was paid in full in the second quarter of 2000. Other uses of cash flows from financing activities were the payment of stock issuance costs of $25,000, payment of loan issue costs of $3,601 and the payment of dividends on preferred stock of $77,232 for the nine-month period ended September 30, 2000. Other uses of cash flows from financing activities were the payment of stock issuance costs of $16,636 and the payment of dividends on preferred stock of $64,993 for the nine-month period ended September 30, 1999.

Liquidity and Capital Resources

The primary source of funds has been from borrowing against the Southern Producer credit facility. The proceeds from this source have been used to fund our operations, acquisitions and developmental drilling activities in the southeastern Ohio and southern West Virginia areas.

We intend to fund budgeted capital expenditures in 2000 primarily from cash flow from operations and borrowings. We have in place the Southern Producer credit facility with a credit limit of $30,000,000 and upon which $25,816,358 was drawn down as of September 30, 2000. The Southern Producer credit facility is collateralized by a first lien on all of our oil and natural gas properties. Interest is payable at 11% per annum and Southern Producer receives a 3% overriding royalty interest on all of our oil and gas production. Southern Producer also received warrants to purchase an adjusted 123,451 shares of our common stock at an adjusted exercise price of $4.00 per share. The Southern Producer credit facility is accompanied by a preferred gas marketing arrangement which gives Southern Producer the first option to purchase and market all natural gas produced from our wells, provided it can do so on purchase terms no less favorable than we could obtain if we marketed our own natural gas.

We also have a note payable to SunTrust Bank with an outstanding principal balance of $386,955 as of September 30, 2000. The note is collateralized by non oil and gas equipment, payable in monthly installments of principal and interest at 7.75% per annum, with unpaid principal balance due December 5, 2003. We are subject to various loan covenants in connection with our credit facilities including requirements on tangible net worth, working capital, debt to tangible net worth, limits on partnership subsidies, restrictions on payment of dividends and general and administrative expenses.

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

The Company in an effort to minimize the effect of volatility of natural gas prices has entered into the "Company Hedge Program" which ensures a minimum price of $3.72 per MMBTU based on the TCO Appalachian Index with respect to 4,000 MMBTU per day. If, however, the price is in excess of that amount the Company incurs a cost. In recent months the Company has enjoyed well-head prices in excess of the minimum hedge amount and based on NYMEX futures, this trend may continue.

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

Part II. Other Information

Private Placement Offering of 9% Redeemable Convertible Preferred Stock

On August 14, 2000, we commenced a private placement offering of up to 850,00 shares of 9% convertible redeemable preferred stock. The offer and sale of these shares is exempt from registration under the Securities Act of 1933 (the "Securities Act") pursuant to Section 4 (2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

The net proceeds of this offering will be used primarily to allow us to expedite our drilling and development activities during the present environment of favorable industry and commodity price conditions. Management believes that the Company and all shareholders will benefit by an expedited undertaking of our drilling and development plan at this time.

The issue price of the preferred stock is $5.50 per share. However, the issue price is subject to adjustment in the event that the closing price of our common stock on the Nasdaq SmallCap Stock Market on the termination date of the offering (December 31, 2000 or such earlier date as we shall terminate the offering) is less than $5.50 per share. The issue price of the preferred stock will be adjusted to the closing price of our common stock as of the termination date. In the event an adjusted issue price is warranted, subscribers will be issued the number of shares of preferred stock represented by their subscription amount divided by the adjusted issue price. In the event of adjustment of the issue price, if necessary, an additional preferred stock certificate may be issued by us to subscribers reflecting the additional shares of preferred stock issuable to them as a result of the adjusted issue price. In the event of adjustment of the issue price, the total number of shares of preferred stock offered will in no event exceed 20% of the our outstanding shares of common stock.

The preferred stock issued in the private placement will enjoy a liquidation and dividend preference over our common stock. The preferred stock will be of equivalent priority with all shares of our 9% redeemable convertible preferred stock currently outstanding.

The preferred stock issued in the private placement will bear a 9% cumulative dividend payable quarterly. At our option, dividends on the preferred stock may be payable in registered shares of our common stock. Dividends on the preferred stock enjoy a preference over any dividends on our common stock and are of equivalent priority with the dividends of our previously issued and outstanding shares of 9% redeemable convertible preferred stock.

The preferred stock will have no voting rights (except any which may be mandated under the Tennessee Business Corporation Act) until conversion to common stock at which time such common stock will enjoy the same voting rights as all other shares of our common stock.

The preferred stock issued in this private placement is convertible to common stock at the option of the holder at any time. Preferred stock will convert into shares of common stock at a rate of 1.0 common share for each preferred share converted. Conversion of the preferred stock into common stock will automatically occur in the event we are acquired or are the subject of a business combination (such as a merger or consolidation) in which substantially all our assets are acquired by unaffiliated purchaser(s), or greater than 50% of the outstanding beneficial interest of our common stock is aquired by unaffiliated purchaser(s) (an "Acquisition Event.").

The holders of preferred stock issued in this private placement may require us to redeem the preferred stock, if we publicly announce that we will be the subject of an Acquisition Event, as defined above. The redemption price in such event will be 100% of the issue price of the preferred stock plus accrued and unpaid dividends. This redemption feature will be effective only to the extent the Acquisition Event results in a closed transaction.

The preferred stock issued in this private placement is redeemable at our sole option any time after September 30, 2001 providing the average trading closing price for our common stock exceeds 130% of the issue price of the preferred stock over any 5 consecutive trading day period commencing after September 30, 2001. The redemption price of the preferred stock will be 100% of the issue price for the preferred stock, plus accrued but unpaid dividends.

9% Redeemable Convertible Preferred Stock Issued in Consolidation Transaction

As part of a consolidation transaction with one of our prior affiliated drilling partnerships which occurred earlier in the 2000 year, in August of 2000 we issued 1,988 shares of 9% redeemable convertible preferred stock to a former investor partner in the affiliated drilling partnership. The issue price in this transaction was $4.00 per share. The preferred stock carries a liquidation preference and a cumulative 9% preferred dividend payble quarterly and which we may pay, at our option, in cash or shares of registered common stock (computed at the applicable current common stock market price).

The preferred stock is convertible to common stock at the option of the holder at any time. The preferred stock will convert into shares of common stock at a rate of 1.0 common share for each preferred share converted. Conversion of the preferred stock into common stock will automatically occur in the event we are acquired or are the subject of a business combination (such as a merger or consolidation) in which substantially all our assets are acquired by unaffiliated purchaser(s), or greater than 50% of the outstanding beneficial interest of our common stock is acquired by unaffiliated purchaser(s) (an "Acquisition Event").

The holders of this preferred stock issued in this private placement may require us to redeem the preferred stock, if we publicly announce that we will be the subject of an Acquisition Event, as defined above. The redemption price in such event will be 100% of the issue price of the preferred stock plus accrued and unpaid dividends. This redemption feature will be effective only to the extent the Acquisition Event results in a closed transaction.

The preferred stock issued in this placement is redeemable at our sole opotion any time providing the average trading closing price for our common stock exceeds 130% of the issue price of the preferred stock over any 5 consecutive trading day period. The redemption price for the preferred stock will be 100% of the issue price for the preferred stock, plus accrued but unpaid dividends.

Common Stock Private Issuance Transaction to Weiser, Johnson & Co.

In August of 2000, we issued 5,000 shares of unregistered common stock to Weisser, Johnson & Co., an oil and gas industry financial advisory firm, in connection with an agreement by Weisser, Johnson to provide financial advisory services to us. The issuance of these shares was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933.

Adjustment to Southern Producer Common Stock Warrants

In connection with the Southern Producer credit facility, we granted 100,000 common stock purchase warrants to Southern Producer. These warrants are exercisable at any time until June 23, 2004, at an exercise price of $6.50 per warrant share, subject to downward adjustment if we issue stock in a transaction for less than $6.50 per share, in which case the exercise price will be the same as the lower issue price. As of September 30, 2000, the adjusted exercise price of these warrants was $4.00 per warrant share. We must also issue additional warrants to Southern Producer if we split our stock, declare a stock dividend, recapitilize our company, engage in a business combination or issue new common stock in any other transaction. As of September 30, 2000, we are committed to issue warrants to purchase approximately 23,451 additional shares to Southern Producer pursuant to this adjustment.

Outstanding Warrants

We have 1,100,000 series A Warrants outstanding as of September 30, 2000. Each Series A Warrant entitles the holder thereof to purchase one share of common stock. The Series A Warrants were exercisable starting February 28, 1998 and until January 30, 2002, unless earlier redeemed by us, for one share of common stock each, at an original exercise price of $9.60 per Warrant Share. The exercise price of the Series A Warrant was subject to automatic adjustment in the event we issue additional shares of common stock. Based on additional issuance of our common stock since the IPO, the current adjusted exercise price of the Series A Warrant is $7.72 per warrant share as of the date of this Form 10-QSB for the quarterly period ended September 30, 2000. The Series A Warrants are redeemable by us at $0.05 per warrant on thirty (30) days prior written notice provided that the closing sale price per share for the common stock has equaled or exceeded $16.00 for twenty (20) consecutive trading days within the thirty (30)-day period immediately preceeding the notice.

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

(b) Reports on Form 8-K. The Company did not file a Form 8-K report during the three- month period ended September 30, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SEARCH, INCORPORATED

Date: November __, 2000	By /s/ Richard S. Cooper Richard S. Cooper, President

Date: November __, 2000	By /s/ Robert L. Remine Robert L. Remine, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Fourth Amended and Restated Charter of the Registrant(1)
3.2	Articles of Amendment to Charter (2)
3.3	Bylaws of the Registrant(3)
4.1	Specimen of Common Stock Certificate(4)
4.2	Specimen of Redeemable Series A Common Stock Purchase Warrant Certificate(4)
4.3	Specimen of Underwriters' Warrant Certificate(4)
4.4	Charter (See Exhibits 3.1 and 3.2)
4.5	Bylaws (See Exhibit 3.3)
9.1	Shareholder Voting Agreement and Irrevocable Proxy(4)
10.1	Energy Search Natural Gas 1995-A L.P. Limited Partnership Agreement, dated March 31, 1995(4)
10.2	Energy Search Natural Gas 1995-A L.P. Joint Drilling and Operating Agreement, dated March 31, 1995(4)
10.3	Energy Search Natural Gas 1996 L.P.-Limited Partnership Agreement, dated September 10, 1996(4)
10.4	Energy Search Natural Gas 1996 L.P.-Joint Drilling and Operating Agreement, dated September 10, 1996(4)
10.5	ESI Pipeline Operating Partnership-Limited Partnership Agreement, dated January 7, 1993(4)
10.6	Energy Search Natural Gas Pipeline Income Partnership-Limited Partnership Agreement, dated January 7, 1993(4)
10.7	Gas Servicing Agreement between the Registrant and ESI Pipeline Operating L.P., dated January 5, 1993(4)
10.8	Selling Agreement-Class B Convertible Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996(4)
10.9	Selling Agreement-Class A and Class B Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996(4)
10.10	Selling Agreement-Variable Rate Subordinated Debentures between Registrant and Equity Financial Corporation, dated September 19, 1994(4)
10.11	Aircraft Lease between Charles P. Torrey, Jr. and the Registrant dated February 1, 1995(4)
10.12	Beaver Coal Company Lease between Beaver Coal Company Limited and the Registrant, dated September 15, 1996(4)
10.13	Amended and Restated Employment Agreements with officers and key employees of the Registrant: (a) John M. Johnston(5)* (b) Robert L. Remine(5)* (c) Charles P. Torrey, Jr.(5)* (d) Richard S. Cooper(5)*
10.14	Promissory Notes of Executive Officers in Favor of Registrant: (a) Charles P. Torrey, Jr.(4) (b) Robert L. Remine(4) (c) Richard S. Cooper(4)
10.15	Stock Option Plan(4)*
10.16	Outside Directors' Stock Option Plan(4)*
10.17	Form of Lock-Up Agreement(4)
10.18	Stock Option and Restricted Stock Plan of 1998, as amended(6)*
10.19	Form of Indemnification Agreement (1)*

-i-

10.20	1998 Stock Option and Restricted Stock Plan for Outside Advisors and Consultants(7)
10.21	Credit Agreement between the Registrant and Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.22	First Amendment to Credit Agreement between the Registrant and Southern Producer Services, L.P., dated as of October 21, 1999(5)
10.23	Form of Note in the amount of $30,000,000 payable to Southern Producer Services, L.P., dated June 23, 1999(5)
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