Form 10KSB
period 2000-12-31
ENERGY SEARCH INC
filed 2001-04-02
CIK 932181

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Check whether the issuer has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X      No ______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [  ]

The Registrant's total revenues for the fiscal year ended December 31, 2000, were $7,633,342.

As of March 29, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $20,628,844. This amount is based on the sale price of $6.25 per share for the Registrant's stock as of such date.

As of March 29, 2000, the Registrant had outstanding 4,565,459 shares of Common Stock, no par value.

Transitional Small Business Disclosure Format (check one): Yes ______   No   X

PART I

Item 1. Description of Business.

General.

Energy Search, Incorporated is organized as a Tennessee corporation and was incorporated in 1990. We are an independent oil and natural gas company engaged in the exploration, development, production and acquisition of domestic oil and natural gas properties primarily in the Appalachian Basin. In 2000, approximately 95% of our production was natural gas. Beginning in January 1997, we shifted our focus from drilling primarily for Tennessee limited partnerships which we sponsored ("affiliated drilling partnerships") to developing reserves for our own account. As a result of this shift, our daily net paid production averaged approximately 5.6 million cubic feet equivalent per day ("MMcfed") in 2000, and currently exceeds 6.5 MMcfed. In 2000, we drilled 69 net wells and one coalbed methane well.

According to the 2000 year-end reserve report prepared by Wright & Company, Inc., our independent certified petroleum engineers, as of December 31, 2000, we had proven natural gas reserves of approximately 75 billion cubic feet of gas equivalent ("Bcfe") with a pre-tax present value of proved natural gas and oil reserves discounted at the rate of 10% per year ("SEC PV-10") of approximately $154,700,000. Proven reserves have increased 17.9% for 2000 compared to the amount reported for 1999 as a direct result of successful drilling and acquisitions. SEC PV-10 proven reserve value has increased 159% for 2000 compared to 1999 due to our proven reserve growth and an increase in the price of the natural gas and oil commodities. We expect our future growth to be driven by development, exploitation and controlled exploration drilling on our existing properties and the continuation of an opportunistic acquisition strategy in the Appalachian Basin region. We drill primarily developmental wells and, on occasion, step out or exploratory wells to develop new areas.

We presently focus our operations entirely in the Appalachian Basin. The Appalachian Basin is characterized by shallow natural gas formations, which historically have provided for highly predictable drilling success rates. We currently enjoy economic completion of over 90% of all wells drilled. In addition, because wells drilled in the Appalachian Basin are closer to the large demand centers in the northeastern United States, natural gas from this area typically commands a premium price relative to natural gas produced in areas such as the Gulf Coast and Mid-Continent regions of the United States. In 2000, we had an approximate $0.38 per Mcf positive premium to the NYMX Henry Hub quote.

Throughout the 1990s, we drilled an average of approximately 25 to 35 wells per year. Until February of 1997, substantially all of our wells were drilled in joint ventures with affiliated drilling partnerships. The affiliated drilling partnerships participated primarily in development drilling in Washington, Athens and Meigs Counties, Ohio. We have drilled over 200 wells with affiliated drilling partnerships. We did not sponsor an affiliated drilling partnership in 2000 and do not expect to sponsor any in 2001 or in the foreseeable future. In 1998 we began to implement a consolidation strategy which involved acquiring the oil and gas reserves held by our affiliated drilling partnerships for cash or our stock. As of December 31, 2000, we have completed the acquisition of all oil and gas properties from the affiliated drilling partnerships.

During the last 36 months, we have grown primarily through developmental drilling and opportunistic acquisitions of Appalachian properties for our own account and the subsequent development, exploitation and exploration of these properties. The drilling and acquisition activities have substantially increased our reserves and production. In June of 1999, we entered into a $30,000,000 credit facility with Southern Producer Services, Ltd., now Mirant Corporation (NYSE: MIR) of Houston, Texas ("Mirant"). This

credit facility, which has been increased to $75 million as of December, 2000, replaced our previous commercial bank credit facility and is available to fund future drilling and acquisitions.

Management's business plan currently anticipates drilling approximately 75 to 85 wells in 2001 using net cash flow, additional debt from the Mirant credit facility and, perhaps, proceeds of future equity offerings. Management believes it can efficiently maintain the planned level of drilling activity in the foreseeable future. Management plans to continue drilling and development activities primarily for our own account which should enable us to expand activities and operations. Management believes this plan should result in the continued growth of our proved natural gas and oil reserves, net cash flow and shareholder value. If our revenues and net cash flows grow, we intend to expand drilling activities and continue to evaluate and execute natural gas and oil property acquisitions.

During the year 2000, our Board of Directors undertook a process of evaluating strategic alternatives to maximize shareholder value. In connection with this process, we engaged, for a period of time, McDonald Investments, Inc. and Weisser, Johnson & Co. to explore potential capitalization and business combination strategies and alternatives. As the outlook for the natural gas industry and natural gas prices firmed in the latter part of 2000, our management reaffirmed its commitment to aggressively growing the Company through drilling and strategic acquistions of producing properties with developmental potential. As a result, we expanded our Mirant credit facility (to $75,000,000) and raised additional equity capital (approximately $4,675,000) through the private placement of 9% redeemable convertible stock. Management remains open to exploring reasonable alternatives to maximizing shareholder value through additional capitalizations, business combinations or otherwise, but is, at the same time, committed to a strategy of aggressive growth by executing the Company's business plan of drilling and strategic acquisitions.

Acquisitions in 2000

In March of 2000, we closed the purchase of approximately 6,500 acres of oil and gas properties from Cabot Oil & Gas Corporation. The property is contiguous to our existing field in Raleigh County, West Virginia and includes 45 producing wells and related gas gathering equipment. This acquisition has increased our production by approximately 500 Mcfe per day. We funded the purchase of these properties with proceeds from our Mirant credit facility. The effective date of this purchase was January 1, 2000. In connection with this financing, we issued 105,000 shares of common stock to Mirant.

Business Strategy

Our objective is to maximize shareholder value by growing reserves, production, cash flow and earnings through active development of existing properties and through the opportunistic acquisition of Appalachian properties with underexploited value. Fundamental to this objective is our focus on the Appalachian Basin region and our foundation of experienced technical personnel strengthened by a high level of financial and transactional experience. While pursuing our operational objectives, management will remain open to reasonable alternatives to maximizing shareholder value through additional capitalizations, business combinations or otherwise.

Geographic and Natural Gas Focus. We focus on natural gas in the Appalachian Basin. Unlike many exploration and production companies, we concentrate on one region and are one of only a few publicly traded companies which are natural gas producers concentrating exclusively in the Appalachian Basin. We believe this region remains attractive for future development, exploration and acquisition activities due to significant reserve potential, a well developed company infrastructure of gathering systems and pipelines

- -2-

and premium pricing and economics. This geographic focus has enabled us to build and utilize a base of region-specific geological, geophysical, engineering and production expertise.

The Appalachian Basin has a price advantage over the Gulf Coast and other natural gas producing regions given its proximity to the primary markets on the east coast. We believe that the demand for natural gas in the United States economy will continue to grow. Increasingly, natural gas is replacing other fossil fuels due to its efficiency and environmental characteristics. As demand for natural gas has grown, prices have increased.

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

Control of Operations. We operate and maintain near 100% working interest position in each of our core properties. Consequently, we can control directly all aspects of drilling, completion and production. In addition, we seek to maintain a low cost overhead structure by controlling the timing of the development of our properties. By operating producing wells, we believe that we are well positioned to control the expenses and timing of development and exploitation of these properties and better manage cost reduction efforts.

Integration. In addition to maintaining operational control of drilling activities, we operate and control the gas gathering and pipeline systems in our fields through which our production is delivered to market. We believe that this integration has allowed us not only to improve overall margins on the sale of natural gas, but also avoid shut-ins, pressure problems and/or allocation problems sometimes experienced by using third party gathering systems. We actively examine additional integration possibilities for transmission, gathering and marketing of natural gas to continue this integration of our natural gas business.

Employment of Technology. We use advanced technology in development and exploration activities to reduce drilling risks and finding costs and to prioritize our drilling prospects based on return potential. Specifically, we use GeoGraphix for determining well location, mapping and possible viability of potential leases. GeoGraphix is a leading program used for mapping reserve geology and overall reserve evaluation. We also have a proprietary database of over 25,000 wells that we have integrated into GeoGraphix, which has made the program a powerful planning tool. We have spent years developing this extensive proprietary database and have a full-time employee dedicated to accumulating and inputting data from our drilling experiences and from public and other records.

- -3-

Market for Oil and Natural Gas

General. Our revenues from oil and natural gas operations depend highly on the prices of and demand for our natural gas and oil production. In 2000, prices for both natural gas and oil increased over the 1999 prices. The prices that we receive in any year for natural gas and oil production depend upon numerous factors beyond our control. Decreases in the prices of natural gas and oil as occurred in 1998 and which could occur in the future have a negative effect on the carrying value of our proved reserves, revenues, profitability and cash flow.

Commodity Price Risk. We produce and sell natural gas, and to a lesser extent, oil. As a result, financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. We have previously engaged in oil and gas hedging activities and intend to continue to consider various hedging arrangements to realize commodity prices which management considers to be favorable.

Currently, we have entered a financial hedging program (the "Company Hedge Program") with respect to 4,000 MMBTU per day at a fixed price of $3.72 per MMBTU based on the TCO Appalachian Index for the period of July 1, 2000 to June 30, 2002. The fair value of commodity swap agreements is the amount at which they could be settled, based on quoted market prices. We continue to monitor oil and gas prices and may enter into additional oil and gas hedges or swaps in the future. In addition, we continue to diversify our natural gas sales contracts to include fixed rate contracts and variable price contracts to provide additional price volatility protection. In connection with our Mirant credit facility, Mirant has the first right of refusal to market our gas and currently a majority of our natural gas production is marketed through Mirant.

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

Title to Properties

We believe that we have satisfactory title to all of our producing properties in accordance with standards generally accepted in the oil and gas industry. As is customary in the industry in the case of undeveloped properties, we make little investigation of record title other than a preliminary review of local records at the time of acquisition. We generally investigate and receive a title opinion of legal counsel before we begin drilling operations. If title opinions or other investigations reflect title defects, we, rather than the mineral owner, typically are responsible at our expense to cure any defects. If we were unable to remedy or cure a title defect such that it would not be prudent to begin drilling operations on the property, we could suffer a loss of our entire investment in that property. Our properties are subject to customary royalty, overriding royalty, carried, net profits, working and other similar interests, liens incident to operating agreements, liens for current taxes and other burdens. In addition, our Mirant credit facility is secured by our oil and natural gas interests and other properties. We granted an overriding royalty interest of 3% to Mirant in connection with properties acquired or developed with funds from the credit facility.

Regulation and Environmental Matters

General Regulation. Oil and natural gas exploration, production and related operations are subject to extensive rules and regulations of federal, state and local agencies. Failure to comply with these rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases

- -4-

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

State Regulation. Natural gas and oil operations are regulated by an agency of state government in every state of the United States. Many state authorities require permits for drilling operations, drilling bonds and reports concerning operation of the oil and gas wells as well as impose other requirements relating to the exploration and production of oil and gas. Some states also have statutes or regulations addressing conservation matters, including provisions for the pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of wells. The statutes and regulations also may limit the rate at which oil and gas can be produced from certain properties. In Ohio and West Virginia, where all of our natural gas and oil properties are located, the Ohio Department of Natural Resources and the West Virginia Division of Environmental Protection Office of Oil and Gas regulate these activities. Each of these agencies has been granted broad regulatory and enforcement powers that are likely to create additional financial and operational burdens on natural gas and oil operations. Ohio and West Virginia also have enacted other pollution and environmental control laws that have become increasingly burdensome in recent years.

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

- -5-

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

Environmental Regulation. Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and we expect this trend to continue. These laws and regulations may do any of the following:

•	require the acquisition of a permit or other authorization before construction or drilling commences;

•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;

•	limit or prohibit construction, drilling and other activities on certain lands lying within wilderness, wetlands and other protected areas;

•	require remedial measures to mitigate pollution from former operations such as plugging abandoned wells; or

•	impose substantial liabilities for pollution resulting from our operations.

The permits required for some of our operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities can enforce compliance with their regulations, and violators are subject to civil and criminal penalties or injunction. Management believes that we substantially comply with current applicable environmental laws and regulations and that we do not have material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations could harm us, as well as the oil and gas industry in general. Accordingly, we cannot predict the ultimate cost and effects of future compliance.

- -6-

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

- -7-

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

Operating Hazards and Uninsured Risks

Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. We cannot be sure that new wells drilled by us will be productive or that we will recover all or any portion of our investment. Our future drilling activities may not be successful and, if unsuccessful, could harm our future results of operations and financial condition. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including title problems, weather conditions, compliance with governmental requirements and/or shortages or delays in the delivery of equipment and services.

Our operations are subject to hazards and risks inherent in drilling for and producing and transporting oil and natural gas, including fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, craterings, pipeline ruptures and spills and/or uncontrollable flows of oil, natural gas or well fluids.

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

Offices and Employees

Our administrative offices are located at Suite 200, 280 Fort Sanders West Boulevard, Knoxville, Tennessee 37922. At this office, all executive management, financial, accounting and general administrative functions are performed. Our operations office has located as of March 19, 2001 to Route 11 Products Lane, Marietta, Ohio. All geological, engineering and exploration and production activities are performed from the Marietta office.

Currently, we have twenty-three full-time employees and three hourly employees. As drilling production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. None of our employees are represented by a labor union. We believe that our relations with employees are positive. From time to time, we use the services of independent consultants and contractors to perform various professional services, particularly in the area of drilling services, water hauling, acquisition of leases and lease options, construction, design, well-site surveillance, permitting and environmental assessment. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses.

- -8-

Activities with Affiliated Drilling Partnerships

We operate approximately 277 miles of gas gathering systems which service our primary areas of operation in Ohio and West Virginia. Approximately 92 miles of the gas gathering systems were owned by a Tennessee limited partnership. In the fourth quarter of 1999, we acquired all of the limited partner interests of the partnership in exchange for shares of our preferred stock.

From 1989 to 1998 we sponsored 16 affiliated drilling partnerships. We did not sponsor an affiliated drilling partnership in 1999 or 2000 and do not plan to sponsor any partnerships in 2001. Beginning in 1998, we implemented a consolidation strategy to reacquire interests in wells from affiliated drilling partnerships for cash or shares of our stock. We have now acquired all assets of all affiliated drilling partnerships.

Activities of Equity Financial Corporation

As of December of 2000, we decided to wind down and discontinue operations of our wholly-owned subsidiary Equity Financial Corporation ("EFC"), an NASD-member broker-dealer. On March 23, 2001, EFC filed its Form BDW withdrawing as a licensed broker-dealer and discontinuing all broker-dealer operations, subject to administrative functions of winding up and closing out the firm's business. All customer accounts will be transferred to other broker-dealers as the customer shall direct. At this time, we intend to maintain the corporate shell of EFC as a subsidiary.

Item 2. Description of Property.

Company Natural Gas and Oil Assets

As of December 31, 2000, we partially owned and operated approximately 681 gross wells, 680 net wells to us, and owned and operated approximately 277 miles of natural gas gathering systems. We have 202,655 gross acres, 196,688 net to us, of oil and natural gas leases in Ohio and West Virginia in the heart of the Appalachian Basin. For the year ended December 31, 2000, we had net average daily paid production of approximately 5.6 MMcfed. As of the date of this Form 10-KSB, our net paid production of natural gas exceeds 6.5 MMcfed.

Southeast Ohio (Washington, Morgan, Meigs and Athens Counties)

The Simmons Field is located in Washington County and contains approximately 22,000 gross acres. This area is our largest producing field and contains a large portion of our proved undeveloped drilling locations. Production is primarily from the Clinton Sandstone with contribution from the Oriskany and Berea formations.

Secondary fields in this area are the Bartlett Field and Torch Field. Although these fields are similar in geology to the Simmons area, we do not forecast any development drilling around them.

Southern Ohio (Lawrence and Gallia Counties)

Located on the southern border adjacent to Kentucky and near the border with West Virginia is an area that represents two of our major assets: Arabia Field and Greasy Ridge Field. A total of 99 producing wells and approximately 40,000 acres were acquired as a part of the acquisition from Mitchell Energy Corporation in 1999 (effective June 1, 1999). The objective for the acquisition was to further develop the

- -9-

assets with about half of the acreage being undeveloped. Two distinct geological plays exist in the two fields. The Arabia Field is a Clinton sandstone similar to the Clinton sandstone found in the Simmons Field but at a shallower depth. The Greasy Ridge Field, the only 100% oil play that we have, is composed of a single producing formation, the Payne sandstone. A waterflood to enhance recovery is active in the existing field and upside potential exists to infill the field and to extend the known productive area.

Southern West Virginia (Raleigh and Fayette Counties)

Two major fields comprise this staging area: Beaver Field and New River Field. We have had an existing group of properties in the Beaver Field with about 17,000 acres and, in March 2000, we acquired approximately 8,396 acres and 45 producing wells from Cabot Oil & Gas Corporation (effective January 1, 2000). The acquired property is contiguous with the existing Beaver Field properties.

The New River Field is to the northeast of Beaver Field. It shares the opportunity for multiple formations including the Ravencliff, Maxton, Big Lime, Big Injun and Weir. New River Field is less developed than the Beaver Field. Pursuant to a farm-in agreement, we control approximately 55,000 acres in the New River Field.

Coal Bed Methane Project

Beginning in 1996, we began negotiations with several large coal owners and lessees regarding the leasing of coalbed methane ("CBM") rights over an area we had identified as having CBM potential. We were able to secure the CBM rights over a mostly contiguous 30,000 acre block overlying much of the already in place infrastructure that we maintain for our conventional oil and gas operations.

This acreage was prospective because of the combination of the following essential ingredients for successful CBM development:

•	Structural closure, faulting, and/or folding that cause microfracturing and enhancement of the natural cleating pattern of the coal;

•	Good total coal seam thickness from multiple coal seams; and

•	High gas content.

Presently, management is evaluating strategies for development of our CBM project. Strategies under consideration include developing the project ourselves, or alternatively, in a joint venture with one or more industry partners.

Gas Gathering Systems

Throughout our various fields of operation in Ohio and West Virginia, we own and operate substantially all of the pipeline and natural gas gathering systems. Substantially all of the wells that we drill and complete are connected to these natural gas gathering systems. The gas gathering systems collect the natural gas from the wells, with the majority sent through one or more compressor stations to enhance transportability and deliver it to interstate pipeline carriers.

- -10-

Natural Gas and Oil Reserves

Our natural gas and oil reserves are located in Ohio and West Virginia. Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data indicate are reasonably certain to be recoverable in the future from known reservoirs under existing economic and operating conditions. Proved developed natural gas and oil reserves are proved reserves that can be expected to be recovered through existing wells using existing equipment and operating methods. Proved undeveloped reserves are proved reserves expected to be recovered from new wells on undrilled acreage, or from existing wells at depths below the present bottom of the wells.

The following table summarizes information with respect to the estimated net proved oil and natural gas reserves as reviewed, evaluated and certified by Wright & Company, Inc., independent certified petroleum engineers, attributable to our interests in oil and natural gas properties as of December 31, 2000, 1999 and 1998.

The reserve amounts in the following tables represent well interests and reserves directly owned 100% by us.

TOTAL ESTIMATED NET RESERVE QUANTITIES

	at December 31,
	2000	1999	1998

Company - Total
Total Proved Reserves:(1)
Oil (Bbls)	603,793	481,238	44,554
Natural Gas (Mcf)	71,355,160	60,747,920	43,493,054
Equivalent Bbls (BOE)(2)	12,496,320	10,605,891	7,293,396
Equivalent Mcf (Mcfe)(2)	74,977,918	63,635,348	43,760,378
Total Proved Undeveloped Reserves:(1)
Oil (Bbls)	262,895	257,067	--
Natural Gas (Mcf)	42,471,160	35,027,540	27,502,100
Equivalent Bbls (BOE)(2)	7,341,422	6,094,990	4,583,683
Equivalent Mcf (Mcfe)(2)	44,048,530	36,569,942	27,502,100
Total Proved Developed Reserves:(1)
Oil (Bbls)	340,898	224,171	44,554
Natural Gas (Mcf)	28,884,000	25,720,380	15,990,954
Equivalent Bbls (BOE)(2)	5,154,898	4,510,901	2,709,713
Equivalent Mcf (Mcfe)(2)	30,929,388	27,065,406	16,258,278
___________________

(1)          Reserves are net to our interest. Applicable royalties and overriding royalty interests have been deducted from these volumes.

(2)          After conversion on the basis of 6.0 Mcf of natural gas to 1.0 barrel of crude oil.

We have not filed our estimated proved reserves with or included the information in reports to any federal agency.

- -11-

Discounted Present Value of Future Net Revenues

The following table represents the estimated future net revenues and the present value of the future estimated net reserves discounted at a rate of 10% per year from our proved developed producing, proved developed non-producing and proved undeveloped reserves.

With respect to the table below, the estimated discounted present value future net cash flows from proved oil and gas reserves is computed assuming a constant net price of $26.00 per barrel of oil and $6.32 per Mcf of natural gas. For the fiscal year ended December 31, 2000, we received gross oil prices ranging from $21.50 to $31.50 per barrel and gross natural gas prices ranging from $1.94 to $11.11 per Mcf before royalties and gathering and transportation costs.

ESTIMATED DISCOUNTED PRESENT VALUE OF FUTURE NET CASH FLOWS
FROM PROVED OIL AND NATURAL AS RESERVES

	at December 31,
	2000	1999	1998

Company - Total
Proved Developed Producing
Oil (Bbl)	210,106	224,171	44,554
Natural Gas (Mcf)	24,145,670	20,367,120	14,589,660
Proved Developed Non-Producing
Oil (Bbl)	130,792	--	--
Natural Gas (Mcf)	4,738,330	5,353,260	1,401,294
Proved Undeveloped
Oil (Bbl)	262,895	257,067	--
Natural Gas (Mcf)	42,471,160	35,027,540	27,502,100

Estimated Future Net Cash Flows
Before Income Taxes
Proved Producing	$117,485,900	$52,932,740	$30,863,380
Proved Non-Producing	29,461,526	13,101,276	2,452,715
Proved Undeveloped	204,939,400	79,067,480	44,136,160
Total	$351,886,826	$145,101,496	$77,452,255

Estimated Future Net Cash Flows
Before Income Taxes Discounted at 10%
Proved Producing	56,592,940	$26,016,110	$15,852,520
Proved Non-Producing	13,991,689	5,960,000	876,363
Proved Undeveloped	84,121,040	27,751,440	14,032,700
Total	$154,705,669	$59,727,550	$30,761,583

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

- -12-

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

Productive Wells

The following table contains information regarding our ownership of productive wells in Ohio and West Virginia as of December 31, 2000. For purposes of this table, productive wells are producing wells and wells capable of production. A gross well is a well in which we own a working interest. The number of gross wells is the total number of wells in which we own a working interest. A net well is considered to exist when the sum of the fractional ownership interests in gross wells equals one. The number of net wells is the sum of the fractional working interests which we own in gross wells expressed as whole numbers and fractions thereof.

PRODUCTIVE WELL SUMMARY

	Oil		Natural Gas		Total
Region	Gross	Net	Gross(1)	Net	Gross	Net

Ohio	54	54	512	511	566	565
West Virginia	1	1	114	114	115	115
Total	55	55	626	625	681	680
______________________

(1)	Of the wells reported, 369 gross wells had multiple completions or were producing from more than one geological formation.

Production Volumes, Average Prices and Production Costs

The following table lists certain information regarding the production volumes of, average sales prices received for, and average production costs associated with, our sales of oil and natural gas for the periods indicated.

- -13-

	at December 31,
	2000	1999	1998
Net Production:
Oil (Bbls)	23,151	23,133	7,859
Natural Gas (Mcf)	1,921,786	1,186,863	1,045,201
Total (BOE)	343,449	220,943	182,059
Total (Mcfe)	2,060,692	1,325,661	1,092,355

Average Net Sales Price:
Oil ($/Bbl)	$28.09	$19.73	$11.74
Natural Gas ($/Mcf)(1)	3.60	2.49	2.41

Average Production Lifting Cost:
($/Mcfe)(2)	$0.92	$0.74	$0.61
_______________________

(1)	Reflects the impact of natural gas hedges which reduced the Company's 2000 average natural gas price per Mcf by $0.63.

(2)	Includes direct lifting costs, such as labor, repairs and maintenance, materials and supplies, and property and severance taxes.

The production volumes in the table above reflect net production volumes from our well interests after reduction for gas pipeline shrinkage and compressor use and after reduction for landowner and overriding royalties.

Development, Exploration and Acquisition Expenditures

The following table lists information regarding the costs we incurred in the development, exploration and acquisition activities on our Ohio and West Virginia properties during the periods indicated:

	Year Ended December 31,
	2000	1999	1998

Development Costs	$10,215,648	$6,810,971	$6,607,991
Exploration Costs	1,085,579	76,815	218,369
Property Acquisition Costs	2,314,460	3,221,780	4,560,556

Recent Drilling Activities

We have drilled or participated in the drilling of wells in our Ohio and West Virginia properties as listed in the table below for the periods indicated.

- -14-

	Year Ended December 31,
	2000		1999		1998
	Gross	Net	Gross	Net	Gross	Net
Ohio
Development Wells
Oil	5.0	5.0	0.0	0.0	0.0	0.0
Natural Gas	41.0	40.8	21.0	21.0	16.0	15.7
Dry	3.0	3.0	2.0	2.0	0.0	0.0
Total	49.0	48.8	23.0	23.0	16.0	15.7

Exploratory Wells
Oil	0.0	0.0	0.0	0.0	0.0	0.0
Natural Gas	0.0	0.0	1.0	1.0	0.0	0.0
Dry	0.0	0.0	0.0	0.0	0.0	0.0
Total	0.0	0.0	1.0	1.0	0.0	0.0

West Virginia
Development Wells
Oil	0.0	0.0	0.0	0.0	0.0	0.0
Natural Gas	13.0	13.0	13.0	13.0	4.0	4.0
Dry	4.0	4.0	1.0	1.0	0.0	0.0
Total	17.0	17.0	14.0	14.0	4.0	4.0

Exploratory Wells
Oil	0.0	0.0	0.0	0.0	0.0	0.0
Natural Gas	1.0	1.0	1.0	1.0	0.0	0.0
Dry	0.0	0.0	0.0	0.0	0.0	0.0
Total	1.0	1.0	1.0	1.0	0.0	0.0

As of March 2001, we have drilled 16 wells and are in the process of drilling 1.

Oil, Natural Gas and Coalbed Methane Leases

Leasehold Acreage. As of December 31, 2000, we owned or controlled oil and natural gas leasehold acres located in Athens, Gallia, Lawrence, Meigs, Morgan, Tuscarawas, Washington and Vinton Counties, Ohio, and in Fayette, Gilmer, Ritchie, Wood and Raleigh Counties, West Virginia, and coalbed methane leasehold acreage in Raleigh County, West Virginia.

The following table lists information regarding our developed and undeveloped leasehold acreage as of December 31, 2000:

LEASEHOLD ACREAGE

	Developed		Undeveloped		Total
Region	Gross	Net	Gross	Net	Gross	Net

Ohio	49,786	49,279	31,834	31,834	81,620	81,113
West Virginia	28,739	28,739	92,296	86,836	121,035	115,575
Total	78,525	78,018	124,130	118,670	202,655	196,688

- -15-

For purposes of the above table, developed acreage means acreage that is held by existing production, has no further drilling obligations or delay rentals due and embodies, in its aggregate, offsetting drilling locations.

Substantially all of our Ohio and West Virginia leases are subject to landowner royalties of 12.5%, an overriding royalty interest of 3% to Mirant, and occasionally, subject to additional overriding royalty interests up to 7.5%. Thus, our net revenue interest in the Ohio and West Virginia leases generally ranges from 84.5% to 77%.

Item 3. Legal Proceedings.

We are rarely engaged in litigation as a plaintiff or a defendant during the normal course of business. In the opinion of management, we are not currently involved in any litigation that would materially affect our consolidated financial position, operating results or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2000, we did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise.

- -16-

PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

Our common stock is quoted on the Nasdaq SmallCap Market under the ticker symbol "EGAS."

The following table lists the high and low sale prices for our common stock for the periods indicated, all as reported by the Nasdaq SmallCap Market:

	High	Low
Year Ended December 31, 2000:
First Quarter	$6.63	$4.94
Second Quarter	6.13	4.75
Third Quarter	7.00	5.25
Fourth Quarter	7.63	5.75

Year Ended December 31, 1999:
First Quarter	$5.31	$3.69
Second Quarter	4.88	3.75
Third Quarter	4.69	3.81
Fourth Quarter	5.38	4.00

The estimated number of record holders of our common stock was approximately 2,280 as of March 9, 2001.

Dividends

We have not paid any dividends on our common stock and do not expect to declare cash dividends on the common stock in the foreseeable future. However, as of December 31, 2000, we have issued 1,760,640 shares of 9% redeemable convertible preferred stock on which we pay dividends quarterly. At the option of Energy Search, these dividends may be paid in cash or in registered common stock valued at the closing price of our common stock as of the dividend accrual date. We have elected to issue common stock in payment of accrued dividends on the 9% redeemable convertible preferred stock since the second quarter of 2000. Other than dividends payable on our 9% redeemable convertible preferred stock, our Mirant credit facility restricts our ability to pay dividends.

Issuance of Unregistered Common Stock to Mirant in connection with Senior Credit Facility

In January of 2000, we issued 105,000 shares of our common stock to Mirant, as consideration in connection with certain extensions of credit under our Mirant credit facility. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933.

Issuance of 9% Redeemable Convertible Preferred Stock Issued in Certain Consolidation Transactions

In February of 2000, we issued 27,500 shares of our 9% redeemable convertible preferred stock to certain persons who were limited partners in various affiliated drilling partnerships and the Energy Search Natural Gas Pipeline Income L.P., which, along with other affiliated drilling partnerships, have been subject to a plan of consolidation with Energy Search. The preferred stock had an issue value of $4.00 per share and is convertible into shares of our common stock on a share-for-share basis. The issuance of these shares of

- -17-

preferred stock was exempt from registration under Section 4(2) of the Securities Act of 1933 (the "Securities Act") and Regulation D promulgated thereunder.

In April of 2000, we issued 5,654 shares of our common stock and 111,625 shares of our 9% redeemable convertible preferred stock to certain persons who were limited partners in various affiliated drilling partnerships and the Energy Search Natural Gas Pipeline Income L.P., which, along with other affiliated drilling partnerships, have been subject to a plan of consolidation with Energy Search.

As part of a consolidation transaction with one of our prior affiliated drilling partnerships which occurred earlier in the 2000 year, in August of 2000 we issued 1,998 shares of 9% redeemable convertible preferred stock to a former investor partner in the affiliated drilling partnership. The issue price in this transaction was $4.00 per share. The preferred stock had an issue value of $4.00 per share and is convertible into shares of our common stock on a share-for-share basis. The issuance of these shares of preferred stock was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

The preferred stock we have issued in connection with each of our consolidation transactions carries a liquidation preference and a 9% cummulative preferred dividend payable quarterly and which we may pay, at our option, in cash or in shares of registered common stock (valued at the closing price of our common stock as of the dividend accrual date).

The preferred stock we have issued in connection with each of our consolidation transactions is convertible to common stock at the option of the holder at any time. The preferred stock will convert into shares of common stock at a rate of 1.0 common share for each preferred share converted. In addition, conversion of the preferred stock into common stock will automatically occur in the event we are acquired or are the subject of a business combination (such as a merger or consolidation) in which substantially all our assets are acquired by unaffiliated purchaser(s), or greater than 50% of the outstanding beneficial interest of our common stock is acquired by unaffiliated purchaser(s) (an "Acquisition Event.")

The preferred stock issued in this private placement is redeemable at our sole option any time after September 30, 2001, providing the average trading closing price for our common stock exceeds 130% of the issue price of the preferred stock over any 5 consecutive trading day period commencing after September 30, 2001. The redemption price for the preferred stock will be 100% of the issue price for the preferred stock, plus accrued but unpaid dividends.

The issuance of the shares of preferred stock in connection with our consolidation transactions has been exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Private Placement Issuance of 9% Redeemable Convertible Preferred Stock

On August 14, 2000, we commenced a private placement offering of up to 850,000 shares of 9% convertible redeemable preferred stock at an issue price of $5.50 per share. This offering was substantially complete as of December 31, 2000, and entirely complete as of January 2001. The net offering proceeds to Energy Search were approximately $4,288,000. The offer and sale of these shares was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

The net proceeds of this offering are to be used primarily to allow us to expedite our drilling and development activities during the present environment of favorable industry and commodity price

- -18-

conditions. Management believes that the Company and all shareholders will benefit by an expedited undertaking of our drilling and development plan at this time.

The preferred stock issued in the private placement enjoys a liquidation and dividend preference over our common stock. The preferred stock is of equivalent priority with all shares of our 9% redeemable convertible preferred stock currently outstanding.

The preferred stock issued in this private placement bears a 9% cumulative dividend payable quarterly. At our option, dividends on the preferred stock may be payable in registered shares of our common stock valued at the closing price of our common stock as of the dividend accrual date. Dividends on the preferred stock enjoy a preference over any dividends on our common stock and are of equivalent priority with the dividends of our previously issued and outstanding shares of 9% redeemable convertible preferred stock.

The preferred stock issued in this private placement has no voting rights (except any which may be mandated under the Tennessee Business Corporation Act) until conversion to common stock at which time such common stock will enjoy the same voting rights as all other shares of our common stock.

The preferred stock issued in this private placement is convertible to common stock at the option of the holder at any time. Preferred stock will convert into shares of common stock at a rate of 1.0 common share for each preferred share converted. Conversion of the preferred stock into common stock will automatically occur in the event we are acquired or are the subject of a business combination (such as a merger or consolidation) in which substantially all our assets are acquired by unaffiliated purchaser(s), or greater than 50% of the outstanding beneficial interest of our common stock is acquired by unaffiliated purchaser(s) (an "Acquisition Event.")

The holders of preferred stock issued in this private placement may require us to redeem the preferred stock, if we publicly announce that we will be the subject of an Acquisition Event, as defined above. The redemption price in such event will be 100% of the issue price of the preferred stock plus accrued and unpaid dividends. This redemption feature will be effective only to the extent the Acquisition Event results in a completed transaction.

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

Common Stock Private Issuance Transaction to Weisser, Johnson & Co.

In August of 2000, we issued 5,000 shares of unregistered common stock to Weisser, Johnson & Co., an oil and gas industry financial advisory firm, in connection with an agreement by Weisser, Johnson to provide financial advisory services to us. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act.

Sales in 1999

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

- -19-

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

Sales in 1998

On December 18, 1998, Energy Search closed the private placement sale of 175,454 shares of 9% redeemable convertible preferred stock at an issue price of $5.50 per share. The total proceeds of the sale were $900,500, which resulted in approximately $888,250 net of sales commissions. The shares of preferred stock were sold in reliance on the exemption under 4(2) of the Securities Act of 1933 and Regulation D, Rule 506 promulgated thereunder. No advertising or general solicitation of offerees was employed. Confidential Private Placement Memoranda were delivered to each purchaser prior to investing. No more than 35 nonaccredited investors purchased securities in any offering. All nonaccredited investors were reasonably believed by Energy Search to be sophisticated and capable of evaluating risks and merits of the relevant investment. A Form D was timely filed with the Securities and Exchange Commission for each offering.

On September 29, 1998, the Board of Directors of Energy Search authorized the issuance of 221,453 unregistered shares of common stock to various persons, including former limited partners in certain Affiliated Drilling Partnerships, in connection with Energy Search's acquisition of certain working interests in certain natural gas wells operated by Energy Search in southeastern Ohio. In this acquisition transaction, Energy Search paid aggregate purchase consideration amounting to $2,223,941 for the oil and gas interests acquired from the Affiliated Drilling Partnerships. This total amount was comprised of $1,716,748 in Energy Search common stock (221,453 shares) and $507,193 in cash.

- -20-

The purchase consideration for the interests acquired by Energy Search was based on a market valuation of the Affiliated Drilling Partnership's oil and gas assets as of January 1, 1998, independently reviewed as to reasonableness by an independent petroleum consultant. The purchase consideration for each Affiliated Drilling Partnership's subject interests was payable in cash, Energy Search common stock, or a combination of both. The cash portion of the total purchase (the "Cash Out Value") was equal to the percentage of the aggregate interest of limited partners in the Affiliated Drilling Partnership who had elected the Cash Out Option. The Common Stock portion of the total purchase consideration of the Affiliated Drilling Partnership's subject interests was equal to the percentage of the aggregate interest of limited partners in the Affiliated Drilling Partnership who elected the Stock Option. The value of Energy Search Common Stock issued in satisfaction of the common stock portion of the purchase consideration, (the "Stock Value"), was equal to 1.75 times what would have been the Cash Out Value had that portion of the purchase consideration been paid for in cash pursuant to the Cash Out Option, rather than in common stock. The number of shares of Energy Search common stock issued to the Affiliated Drilling Partnership was equal to the Stock Value divided by $7.75 per share.

Each Affiliated Drilling Partnership approved the sale of its subject interests to Energy Search by majority vote of its limited partners. The limited partners in each Affiliated Drilling Partnership voted on a restructuring plan (the "Restructuring Plan") whereby an Affiliated Drilling Partnership's subject interests were sold to Energy Search in consideration for cash and Energy Search Common Stock, and the Affiliated Drilling Partnership was thereafter to be liquidated. Each limited partner of an Affiliated Drilling Partnership had the opportunity to elect to have his or her Affiliated Drilling Partnership interest liquidated for cash (the "Cash Out Option") or Energy Search common stock (the "Stock Option"). Final tabulation of the elections of limited partners in the Affiliated Drilling Partnerships was completed at closing as of September 24, 1998, which was ratified by resolution of the Board of Directors of Energy Search as of September 29, 1998.

The issuance of Energy Search common stock to limited partners of the Affiliated Drilling Partnerships was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Regulation D promulgated thereunder. All offerees were limited partners in the Affiliated Drilling Partnerships. Each received written disclosure documents prior to voting on the Restructuring Plan and receiving Energy Search common stock. No commissions were paid for soliciting limited partners in connection with the transaction.

In July of 1998, Energy Search closed an acquisition transaction in which it acquired minor working interests and overriding royalty interests in certain oil and natural gas wells located in southeastern Ohio and operated by Energy Search from 9 individuals in consideration for cash and Energy Search common stock. The acquisition transaction had an effective date of April 16, 1998. The total purchase consideration for the oil and natural gas interests acquired was $227,740, comprised of 10,114 shares of Energy Search common stock and $121,543 in cash. The cash value, common stock value and the number of shares of common stock issued in consideration for the interests was determined in a similar manner as was Energy Search's purchase of oil and natural gas well interests from certain Affiliated Drilling Partnerships as described above. The issuance of Energy Search common stock in this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Regulation D promulgated thereunder. All offerees were minor interest owners in the wells operated by Energy Search. Each received written disclosure documents prior to receiving Energy Search common stock. No commissions were paid for soliciting interest owners in connection with the transaction.

- -21-

Adjustment to Mirant Common Stock Warrants

In connection with the Mirant credit facility, we granted 100,000 common stock purchase warrants to Mirant. These warrants are exercisable at any time until June 23, 2004, at an exercise price of $6.50 per warrant share, subject to downward adjustment if we issue stock in a transaction for less than $6.50 per share, in which case the exercise price will be the same as the lower issue price. As of December 31, 2000, the adjusted exercise price of these warrants was $4.00 per warrant share. We must also issue additional warrants to Mirant if we split our stock, declare a stock dividend, recapitalize our company, engage in a business combination or issue new common stock in any other transaction. As of December 31, 2000, we are committed to issue warrants to purchase approximately 39,434 additional shares to Mirant pursuant to this adjustment.

Outstanding Series A Warrants

We have 1,100,000 series A Warrants outstanding as of December 31, 2000. Each Series A Warrant entitles the holder thereof to purchase one share of common stock. The Series A Warrants were exercisable starting February 28, 1998 and until January 30, 2002, unless earlier redeemed by us, for one share of common stock each, at an original exercise price of $9.60 per Warrant Share. The exercise price of the Series A Warrant was subject to automatic adjustment in the event we issue additional shares of common stock. Based on additional issuance of our common stock since the IPO, the current adjusted exercise price of the Series A Warrant is $7.35 per warrant share as of the date of this Form 10-KSB. The Series A Warrants are redeemable by us at $0.05 per warrant on thirty (30) days prior written notice provided that the closing sale price per share for the common stock has equaled or exceeded $16.00 for twenty (20) consecutive trading days within the thirty (30)-day period immediately preceding the notice.

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

- -22-

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

(a)	economic factors that affect our credit financing relationship with Mirant

- -23-

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

(d)	economic factors that may affect the success of our acquisitions

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

Overview

We are an independent oil and gas company organized as a Tennessee corporation in 1990 and engaged in and focused exclusively on the exploration, development, production and acquisition of natural gas properties and, to a limited extent, oil in the Appalachian Basin. Our emphasis is on natural gas, which makes up approximately 95% of our production. Current production exceeds 6.5 MMcfed. We expect our growth to be driven by development, exploitation and controlled exploration drilling on our existing properties and the continuation of our acquisition strategy in the Appalachian Basin region. We have over 400 developmental well sites to drill on existing leasehold acreage. Most of these sites are located in fields with established production histories.

In January 1997, we shifted our focus from being primarily a driller-operator for limited partnerships in which we took a small working interest to an independent energy company developing reserves for our own account. Management believes that this strategic shift has begun to improve our financial condition and results of operations. Daily net paid production for 1999 and 2000 was approximately 3.6 MMcfed and 5.6 MMcfed, respectively. In 2000, we drilled 69 net wells and one coalbed methane well. According to the year-end reserve report of our independent certified petroleum engineers, Wright & Company, Inc., as of December 31, 2000 we had proven natural gas reserves of approximately 75 Bcfe with a SEC PV-10 of approximately $154,700,000. Proven reserves have increased 17.9% for 2000 compared to the amount reported for 1999 as a direct result of successful drilling and acquisitions. SEC PV-10 proven reserve values have increased 159% in 2000 compared to 1999 due to our proven reserve growth and an increase in the price of the natural gas and oil commodities. With our Mirant credit facility discussed in the next paragraph, we plan to drill 75 to 85 wells in 2001.

In June of 1999, we entered into a credit financing transaction with Mirant. This credit facility currently has a credit limit of $75,000,000, upon which $29,266,358 was drawn down as of December 31, 2000.

- -24-

The Mirant credit facility is collateralized by a first lien on all of our oil and natural gas properties. Interest is payable at 11% per annum and Mirant receives a 3% overriding royalty interest on all of our oil and gas production. The most recent amendment to the Mirant credit facility dated December 1, 2000 eliminated any obligation for us to make scheduled principal payments pursuant to an amortization schedule. However, the amended Mirant credit facility calls for the application of funds of the Company as set forth in a business development schedule. In the event our revenues are in excess of expenses paid consistent with the development plan, the revenues in excess of said scheduled expenses will be applied to principal outstanding on the Mirant credit facility. The Mirant credit facility is accompanied by a preferred gas marketing arrangement whereby Mirant has the first option to purchase and market all natural gas produced from our wells, provided it can do so on purchase terms no less favorable than we could obtain marketing our own natural gas.

In connection with the Mirant credit facility, we granted 100,000 common stock purchase warrants to Mirant. These warrants are exercisable at any time until June 23, 2004 at an exercise price of $6.50 per warrant share, subject to downward adjustment if we issue stock in a transaction for less than $6.50 per share, in which case the exercise price will be the same as the lower issue price. As of December 31, 2000, the adjusted exercise price of these warrants was $4.00 per warrant share. We are committed to issue additional warrants to Mirant to prevent dilution if we split our stock, declare a stock dividend, recapitalize our company, engage in a business combination or issue new common stock in any other transaction. As of December 31, 2000, we are committed to issue approximately 39,434 additional warrant shares to Mirant pursuant to this adjustment.

In March of 2000, we closed the purchase of approximately 6,500 acres of oil and gas properties from Cabot Oil & Gas Corporation. The property is contiguous to our existing field in Raleigh County, West Virginia and includes 45 producing wells and related gas gathering equipment. This acquisition has increased production approximately 500 Mcfe per day. We funded the purchase of these properties with proceeds from our Mirant credit facility. The effective date of this purchase was January 1, 2000. In connection with this financing, we issued 105,000 shares of common stock to Mirant.

In February of 2000, we issued 27,500 shares of our 9% redeemable convertible preferred stock to certain persons who were limited partners in various affiliated drilling partnerships and the Energy Search Natural Gas Pipeline Income L.P., which, along with other affiliated drilling partnershps, have been subject to a plan of consolidation with Energy Search. The preferred stock had an issue value of $4.00 per share and is convertible into shares of our common stock on a share-for-share basis. The assets of these affiliated partnerships have been consolidated with Energy Search.

In April of 2000, we issued 5,654 shares of our common stock and 111,625 share of our 9% redeemable convertible preferred stock to certain persons who were limited partners in various affiliated drilling partnerships and the Energy Search Natural Gas Pipeline Income L.P., which, along with other affiliated drilling partnerships, have been subject to a plan of consolidation with Energy Search. The preferred stock had an issue value of $4.00 per share and is convertible into shares of our common stock on a share-for-share basis. The assets of these affiliated drilling partnerships have been consolidated with Energy Search.

As part of a consolidation transaction with one of our prior affiliated drilling partnerships which occurred earlier in the 2000 year, in August of 2000 we issued 1,998 shares of 9% redeemable convertible preferred stock to a former investor partner in the affiliated drilling partnership. The issue price in this transaction was $4.00 per share.

During the year 2000, our Board of Directors undertook a process of evaluating strategic alternatives to maximize shareholder value. In connection with this process, we engaged, for a period of time, McDonald

- -25-

Investments, Inc. and Weisser, Johnson & Co. to explore potential capitalization and business combination strategies and alternatives. As the outlook for the natural gas industry and natural gas prices firmed in the latter part of 2000, our management reaffirmed its commitment to aggressively growing the Company through drilling and strategic acquisitions of producing properties with developmental potential. As a result, we expanded our Mirant credit facility and raised additional equity capital through the private placement of 9% redeemable convertible stock. Management remains open to exploring reasonable alternatives to maximizing shareholder value through additional capitalizations, business combinations or otherwise, but is, at the same time, committeed to a strategy of aggressive growth by executing the Company's business plan of drilling and strategic acquisitions.

In December 2000 we completed the private placement of 850,000 shares of 9% redeemable convertible preferred stock at an issue price of $5.50 per share. Total net offering proceeds were approximately $4,288,000. See Part II, Item 2, for further discussion of the private placement preferred stock offering.

Financial Condition

Total assets increased $11,561,393 or 34.1% from December 31, 1999 to December 31, 2000 primarily due to an increase of $4,199,601 in current assets, a net increase in oil and gas properties of $7,415,947 and after an offsetting decrease in other assets of $54,155.

Current assets for the year ended December 31, 2000 increased $4,199,601 to $6,342,285, or a 196% increase compared to current assets for the year ended December 31, 1999. The increase in current assets is due primarily to an increase in cash (unrestricted and restricted) of $2,386,900 and accounts receivable of $723,648 and after an offsetting decrease in other current assets of $57,042. Cash (unrestricted and restricted) increased $2,386,900 or 192.2%. This increase is due primarily to the net offering proceeds received as of December 31, 2000, from the private placement of 850,000 shares of 9% redeemable convertible preferred stock of approximately $3,233,000. The offsetting decrease in unrestricted cash is due to the timing of the payment of accounts payable at December 31, 2000. Restricted cash decreased $749,591 to $84,626 or 89.9%. Under the terms of the Mirant credit facility, we were required to establish a restricted cash account, which is maintained by Mirant. All oil and gas revenue proceeds and amounts from any loans are deposited to this account. We may submit requests for reimbursement from Mirant for certain operating expenses and principal and interest payments twice a month.

Accounts receivable increased $723,648 from the amount reported for the year ended December 31, 1999 to $1,505,190 for the year ended December 31, 2000 or 92.6%. The increase is due primarily to a net increase in the oil and gas revenue accrual due to an increase in oil and gas production and an increase in the average oil and gas prices that we received. Other current assets decreased $57,042 from the amount reported for the year ended December 31, 1999 to $62,005 or 47.9% for the year ended December 31, 2000 due primarily to a decrease in prepaid expenses of $30,100 and inventory of $26,900.

Stock subscriptions receivable increased $1,146,095 from the amount reported for the year ended December 31, 1999. This amount represents the proceeds collected subsequent to December 31, 2000 from the private placement of 850,000 shares of 9% redeemable convertible preferred stock.

Net oil and gas properties for the year ended December 31, 2000 increased $7,415,947 to $37,234,644 or 24.9% from the amount reported at December 31, 1999. The increase is primarily a result of continued successful drilling activity for our own account, and our purchase of oil and gas lease interests in proven properties. Oil and gas properties, both tangible and intangible, are depreciated and depleted by the units of production method using estimates of proven reserves. Accumulated depreciation, depletion and amortization at December 31, 2000 increased approximately $1,775,255 to $8,500,437 or 26.4%. The

- -26-

increase is due primarily to an increase in depreciation, depletion and amortization of $2,485,300 and after an offsetting decrease of approximately $710,100 related to the impairment of oil and gas properties as discussed in the following paragraphs. The increase is due primarily to an increase in drilling activity, acquisitions of proven properties, and an increase in production.

In 1998, we implemented a consolidation strategy that involved acquiring the oil and gas reserves held by certain affiliated drilling partnerships for cash or our stock based on an independent valuation. The strategy was beneficial because it allowed us to consolidate the ownership of wells we operate and also should eliminate the administrative burden of managing, administrating, and in some cases, supporting the affiliated drilling partnerships. All of our 16 prior affiliated drilling partnerships have been consolidated as of December 31, 2000.

Proven properties for the year ended December 31, 2000 increased $6,680,374 to $27,960,273 or 31.4% from the amount reported at December 31, 1999. The increase is primarily due to our purchase of producing properties from Cabot Oil & Gas Corporation of approximately $506,000, our purchase of oil and gas lease interests in proven properties of approximately $587,000, the cost of drilling wells of approximately $6,927,000, the capitalization of certain company costs directly related to the drilling of our wells of approximately $1,366,000, and after offsetting charges to expense of approximately $1,922,000 and $784,000 due to the impairment of oil and gas properties and current year dry hole costs, respectively.

We increased capital expenditures for drilling and well related equipment from December 31, 1999 to December 31, 2000 in the amount of $2,050,608. The increase is primarily due to our purchase of well and pipeline equipment from Cabot Oil & Gas Corporation for approximately $900,000, the cost of drilling and completing wells of approximately $2,352,000, costs associated with the expansion of our gas gathering systems of approximately $309,000, and after offsetting charges to expense of approximately $1,404,000 and $106,000 due to the impairment of oil and gas properties and current year dry hole costs, respectively. We drilled 69 net gas wells in the year 2000.

Oil and gas properties are periodically assessed for impairment of value, and a loss is recognized at the time of impairment. In 2000, approximately $2,616,000 was charged to expense due to the impairment of oil and gas properties. Approximately 66% of the charges were costs incurred on wells drilled on the Beaver lease. These wells were in need of substantial remediation to achieve desired rates of production. After extensive review, management decided not to spend the capital funds on the remediation project and the undepleted costs were charged to expense. The remaining 34% of the impairment charges were costs incurred on older wells that were no longer producing or determined to be uneconomical.

Other assets for the year ending December 31, 2000 decreased $54,155 to $1,872,391 or 2.8% from the amount reported at December 31, 1999. This net decrease is due primarily to a decrease in other property and equipment of approximately $44,219 to $242,816 and a decrease in other assets of approximately $9,936 primarily due to a one time net charge of $127,000 related to the discontinued operations of our brokerage services (EFC) and after an offsetting increase of approximately $138,000 primarily due to the capitalization of net loan cost related to the cost of financing the purchase of oil and gas properties from Cabot Oil & Gas Corporation as discussed above.

Total liabilities increased $11,971,519 or 60.6% from December 31, 1999 to December 31, 2000 due primarily to a decrease in current liabilities and an increase in long-term debt of $1,263,228 and $13,234,747, respectively. In June 1999 we entered into the Mirant credit facility, which currently has an aggregate credit limit of $75,000,000. The Mirant credit facility is secured by a pledge of all of our oil and gas assets. At December 31, 2000, we had borrowed approximately $29,266,358 against the Mirant credit facility. See "--Cash Flows from Operations, Investing and Financing Activities" for further discussion.

- -27-

Current liabilities decreased $1,263,228 to $2,179,010 or 36.7% from December 31, 1999 to December 31, 2000. The decrease primarily is due to a decrease in the current portion of long-term debt of $2,236,573 primarily due to the modifications of the Mirant credit facility. The most recent amendment to the credit facility dated December 1, 2000 eliminated any obligation for us to make scheduled principal payments pursuant to an amortization schedule. However, the amended credit facility calls for the application of funds of the Company as set forth in a business development schedule. In the event our revenues are in excess of expenses paid consistent with the development plan, the revenues in excess of said scheduled expenses would be applied to principal. We have paid $297,365 of principal on the Mirant credit facility in the first quarter of 2001. However, due to the current development plan, management anticipates that the Company will be in a net borrowing situation for the year 2001. As a result, no principal payments have been classified as current for the year ended December 31, 2000. Accounts payable and accrued expenses increased $973,345 to $2,078,210 at December 31, 2000, an increase of 88.1%. The increase is primarily due to the year end accrual of officer's bonuses, commission expense related to the year end private placement of 9% preferred stock, severance wages, contractually due and owing relating to Mr. Remine's retirement, and the timing of the payment of year-end payables of approximately $173,000, $91,000, $250,000, and $459,000, respectively. See "--Liquidity and Capital Resources" for further discussion.

Long-term debt increased $13,234,747 from the amount reported at December 31, 1999 to $29,534,771 or 81.2% for the year ended December 31, 2000 primarily due to the advances on the Mirant credit facility of approximately $11,247,000 and a decrease in the current portion of the long-term debt portion of the Mirant credit facility of approximately $2,269,000 and after offsetting decreases in notes payable to our officers of $180,000 and a decrease in the long-term debt portion of the SunTrust Bank note payable of approximately $101,000. Under their employment agreements, Messrs. Torrey, Cooper and Remine were entitled to certain rights and working interests in wells drilled and to be drilled by us. We purchased all existing working interests as well as all rights to participate in any future wells for a total of $225,000. We paid the purchase price to these officers by issuing three promissory notes of $75,000 each, which bear interest at 10% per annum. The promissory notes were paid in full in the second quarter of 2000.

Results of Operations

For the year ended December 31, 2000, we had a net loss after tax of $6,858,062, compared to a net loss after tax of $3,227,976 for the year ended December 31, 1999. For the three-month period ended December 31, 2000 we had a net loss after tax of $4,998,812, compared to a net loss after tax of $2,181,019 the three-month period ended December 31, 1999.

For the year ended December 31, 2000, total net revenues increased $4,155,572 or 119.5% from $3,477,770 to $7,633,342 for the same period in 1999.

Oil and gas revenue increased $4,167,143 to $7,558,913 for the year ended December 31, 2000, an increase of 122.9% over that reported for the year ended December 31, 1999. The increase in revenue is principally due to our significant investments in and our development of proved properties which has resulted in an increase in oil and natural gas production and the increase in the average oil and gas prices that we received. Net production increased 55.6% from approximately 3.6 MMcfed for the year ended December 31, 1999 to 5.6 MMcfed for the same period in 2000. Net average natural gas prices realized increased approximately 43.4% from $2.56 per Mcfe for the year ended December 31, 1999 to $3.67 per Mcfe for the same period in 2000. Current production is approximately 6.5 MMcfed and the net average gas price realized is approximatley $5.13.

- -28-

On July 1, 1999, we entered a financial hedging program with respect to our sales of natural gas. We entered into a costless collar agreement to sell 3,850 MMBTU per day (January-March) and 4,900 MMBTU per day (April-June) with a put option of $2.45 and a call option of $2.88. We paid approximately $279,000, which reduced oil and gas revenue, in the first six months of 2000.

On July 1, 2000, we entered a financial hedging program (the "Company Hedge Program") with respect to 4,000 MMBTU per day, which is approximately 67% of our current production, at a fixed price of $3.72 per MMBTU based on the TCO Appalachian Index. The hedge is for a period of two years. We paid approximately $928,000, which reduced oil and gas revenue in the third and fourth quarter of 2000. See "--Effects of Commodity Pricing and Inflation" for further discussion.

Beginning January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, we will be required to record our derivative instrument in the balance sheet as either an asset or liability measured at its fair value. At January 1, 2001, we have estimated our liability to record these natural gas swaps to be approximately $3,800,000, with an offsetting entry included in Other Comprehensive Income, an equity account.

Total net revenues increased $1,494,293 or 138.7% from $1,077,191 for the three-month period ended December 31, 1999 to $2,571,484 for the three-month period ended December 31, 2000 due primarily to an increase in oil and gas revenue.

Oil and gas revenue increased $1,460,467 to $2,533,974 for the three-month period ended December 31, 2000, an increase of 136.1% over the amount reported for the three-month period ended December 31, 1999. Net production increased 90.6% from approximately 3.2 MMcfed for the three-month period ended December 31, 1999 to 6.1 MMcfed for the same period in 2000. Net average natural gas prices realized increased approximately 25.4% from $3.59 per Mcfe for the three-month period ended December 31, 1999 to $4.50 per Mcfe for the same period in 2000.

Given the Mirant credit facility, the resulting aggressive drilling activity and the recent acquisitions, management anticipates continued growth in oil and gas revenues. The continued growth of our oil and gas revenues and reserves will depend on future drilling success, access to capital and the pricing of our primary commodity product, natural gas.

Management fees and other revenue for the year ended December 31, 2000 decreased $11,571 to $74,429, a decrease of 13.4% from the amount reported for the year ended December 31, 1999. This decrease is primarily due to a decrease in management fees of $66,500 and after an offsetting increase in interest income of $42,200. The decrease in management fees is a result of our purchase in 1999 and 2000 of the working interests owned by certain affiliated drilling partnerships. Pursuant to our affiliated partnership consolidation program, all of our 16 prior affiliated drilling partnerships have been consolidated and liquidated. Management fees were derived from services provided to affiliated drilling partnerships. Interest income increased primarily due to an increase in our interest-bearing cash balances in the fourth quarter due to the proceeds raised in the private placement of 9% preferred stock.

Management fees and other income for the three-month period ended December 31, 2000 increased $33,826 to $37,510, an increase of 918% over that reported for the same period in 1999 primarily due to an increase in our interest-bearing cash balances as discussed above.

We did not sponsor an affiliated drilling partnership in 1999 or 2000 and have no intent to do so in the future.

- -29-

Total operating expenses increased $7,460,497 or 109.2% for the year ended December 31, 2000 over the amount reported for the year ended December 31, 1999. Total operating expenses increased $4,106,227 to $7,376,749 or 125.6% for the three-month period ended December 31, 2000 over the amount reported for the same period in 1999. The increase in operating expenses is primarily due to an increase in production costs, exploration costs, depreciation, depletion and amortization, impairment charges, employee stock-based compensation expense, general and administrative expenses and interest expense.

Production expenses increased $934,039 to $1,906,838 or 96.0% for the year ended December 31, 2000 over the amount reported for the same period in 1999. Production expenses increased primarily due to an increase in direct operating expenses and severance taxes due to increased production, and an increase in pipeline and compressor additions and repairs and maintenance for the year ending December 31, 2000 due to our acquisition of the affiliated partnerships Energy Search Natural Gas Pipeline Income L.P. and ESI Pipeline Operating L.P. in December 1999. Our aggressive drilling activity, our acquisitions of oil and gas proven properties, and our consolidation of affiliated partnerships have increased direct operating expenses in 2000. Beginning in November 1999, we added two additional compressors that we rent on a month-to-month basis, which has increased production costs for the year ended December 31, 2000. Finally, effective, January 2000, we reduced the amount of production wages capitalized to oil and gas properties. The amount of production wages capitalized to oil and gas properties decreased from 65% in 1999 to 30% in 2000. This decrease is primarily due to the increased production in 2000, which resulted in an increased allocation of production wages to production expenses not drilling costs. Exploration expenses increased $895,763 over the amount reported at December 31, 1999 primarily due to dry hole costs of $890,089.

Production expenses increased $292,042 to $694,739 or 72.5% for the three-month period ended December 31, 2000 over the amount reported for the same period in 1999 as discussed above.

Production expenses as a percentage of revenue decreased 12.2% from 28.7% for the year ended December 31, 2000 to 25.2% the same period in 1999. Production expenses as a percentage of revenue decreased 26.9% from 37.5% for the three-month period ended December 31, 2000 to 27.4% for the same period in 1999. Management expects this trend to continue dependent on future drilling success and the pricing of our primary commodity product, natural gas.

Depreciation, depletion and amortization expense ("DD&A") increased $133,219 or 5.3% for the year ended December 31, 2000 over the amount reported for the same period in 1999. Although we experienced an increase in production and oil and gas reserves for the year ended December 31, 2000, DD&A increased marginally primarily due to the $2,616,127 charged to expense due to the impairment of oil and gas properties which decreased the book value to be depleted. Oil and gas properties are depreciated and depleted by the units of production method using estimated of proven reserves.

Impairment charges increased $1,927,464 to $2,616,127 or 280% for the year ended December 31, 2000 over the amount reported for the same period in 1999. In 2000, approximately $2,616,000 was charged to expense due to the impairment of oil and gas properties as discussed earlier in the oil and gas properties section. In 1999, approximately 689,000 was charged to expense due to the impairment of our receivable from investments in various partnerships dissolved in 1999.

Interest expense increased $1,170,698 to $2,229,929 or 110.5% for the year ended December 31, 2000 over the amount reported for the same period in 1999 primarily due to an increase in interest expense of approximately $1,463,000 as a result of the Mirant credit facility and after an offsetting increase in the amount of interest expense capitalized to drilling costs of $292,000 due to the increased number of wells drilled in 2000.

- -30-

General and administrative expenses increased $1,070,392 to $2,617,004 or 69.2% for the year ended December 31, 2000 compared to the amount reported for the same period in 1999. This increase primarily is a result of an increase in wages and salaries of approximately $289,000, severance wages of approximately $500,000, and a decrease in the amount of general and administrative expenses capitalized to proved properties of approximately $224,000. General and administrative expenses increased $466,890 to $1,059,387 or 78.8% for the three-month period ended December 31, 2000 compared to the amount reported for the same period in 1999.

We recognized $1,328,922 in employee stock-based compensation expense for the year ending December 31, 2000 due to the changes made to issued and outstanding employee stock options. Additional income or expense will be recognized at each future reporting date based on the change in the intrinsic value of these options.

There was no other income and expense recognized in 2000 compared to a net expense of $68,088 for the year ended December 31, 1999. The change primarily is a result of a decrease in the income of affiliated drilling partnerships of $36,215 an offsetting decrease in affiliated drilling partnership reimbursements of $104,303. We expect this trend to continue because all of the 16 prior affiliated drilling partnerships have been liquidated by us. There was no other income and expense recognized in the fourth quarter of 2000 compared to net income of $3,232 for the three-month period ended December 31, 1999.

There was no income tax benefit or expense recognized in 2000 compared to an income tax benefit of $222,300 for the year ended December 31, 1999. There was no income tax benefit or expense recognized in the fourth quarter of 1999. Management believes that the time horizon for the realization of the deferred tax asset has become less certain and will not report additional deferred tax asset until the uncertainty is clarified. The income tax benefit generated by net future deductible temporary differences in 2000 and 1999 was reduced by the recognition of a valuation allowance for deferred tax assets of $2,627,200 and $1,100,600 respectively.

Loss from discontinued operations increased $170,949 from a loss of $30,237 in 1999 to a loss of $201,186 for the year ended December 31, 2000. The increase is primarily due to a one-time charge of $167,649 related to disposal of a business segment. In December 2000, determined to discontinue our brokerage service operations, Equity Financial Corporation, and undertook the winding up of business affairs and the disposition of all related assets.

Cash Flow from Operations, Investing and Financing Activities

Operating activities provided $1,334,072 of net cash flow from operating activities for the year ended December 31, 2000 and provided $488,217 of net cash flow for the same period in 1999 an increase in net cash flow of $845,855. Cash was absorbed by a loss of $6,858,062 for the year ended December 31, 2000 compared to a loss of $3,227,976 for the year ended December 31, 1999. These amounts are adjusted for certain non-cash items including depreciation, depletion and amortization of $2,644,485, loss on impairment of long-lived assets of $2,616,127, loss on discontinued operation of $167,649, stock compensation expense of $233,787, and stock-based compensation expense of $1,328,922 for the year ended December 31, 2000, which have reduced the net loss in arriving at net cash provided by operating activities. Depreciation, depletion and amortization of $2,511,266, impairment charges of $688,663, and stock compensation expense of $190,939 have reduced the net loss in arriving at net cash used by operating activities for the year ended December 31, 1999. The amount for the year ended December 31, 2000 was adjusted for dry hole costs of $890,090 which decreased the net loss in arriving at net cash used in operating activities. The amount for the year ended December 31, 1999 was also adjusted for an increase in the deferred tax asset of $222,300 and equity in income of related partnerships of $36,215 which

- -31-

increased the net loss in arriving at net cash used in operating activities. Cash was provided by an increase in accounts payable of $973,345 and a decrease in other current assets of $57,042 and other assets of $4,335 for the year ended December 31, 2000. Cash was used by an increase in accounts receivable of $723,648 due to an increase in the oil and gas revenue receivable for the year ending December 31, 2000. Cash was provided by a decrease in accounts receivable of $136,187 and other assets of $4,286 and an increase in accounts payable and accrued expenses of $472,188 for the year ended December 31, 1999. Cash was used by an increase in other current assets of $28,821 for the year ending December 31, 1999.

Cash flows used for investing activities increased from $9,478,062 for the year ended December 31, 1999 to $13,006,377 for the year ended December 31, 2000. The primary investment activities for the year ended December 31, 2000 were purchases of proven properties of $9,381,956, purchases of wells and related equipment of $3,557,109, and purchases of other property and equipment of $70,332. For that same period, cash flows from investing activities were increased by distributions from affiliated drilling partnerships of $3,020. The primary investment activities for the year ended December 31, 1999 were purchases of proven properties of $5,738,412, purchases of wells and related equipment of $3,679,425, purchases of other property and equipment of $80,162 and purchases of other oil and gas leases of $25,665. For that same period, cash flows from investing activities were increased by distributions from affiliated drilling partnerships of $45,602.

Cash flows from financing activities increased $4,423,014 from the amount reported at December 31, 1999 to $14,059,205 for the year ended December 31, 2000. The significant sources of financing activities in 1999 were proceeds in the amount of $1,020,000 from long-term debt from Bank One before payoff of the Bank One credit facility with the proceeds of the Mirant credit facility in June of 1999 for continued expenditures for drilling and development of wells and the funding of the Mirant credit facility in the amount of $18,019,344. The significant source of financing activities in 2000 was the funding of the Mirant credit facility in the amount of $11,247,014 and the net proceeds from the issuance of preferred stock in the amount of $3,141,864. The Mirant funds were used to fund the purchase of producing properties from Cabot Oil & Gas Corporation and to fund operations and developmental drilling on oil and gas properties in Ohio and West Virginia. See "--Liquidity and Capital Resources" for further discussion. The other significant uses of cash flows from financing activities in the year ended December 31, 2000 were the payments on long-term debt of $68,840 and payments on notes payable of $180,000 to each of Messrs. Torrey, Cooper and Remine. The notes payable to these officers were for their 1% working interests or rights to working interests in company wells and were paid in full in the second quarter of 2000. Other uses of cash flows from financing activities were the payment of loan issue costs of $3,601 and the payment of dividends on preferred stock of $77,232 for the year ended December 31, 2000. Other uses of cash flows from financing activities were the payment of stock issuance costs of $16,636, the payment of dividends on preferred stock of $86,895, and the payment of loan issue costs of $422,899 for the year ended December 31, 1999.

Significant non-cash activities for the year ended December 31, 2000 were the issuance of common stock and preferred stock for the purchase of properties of $210,000 and $464,500, respectively, investments transferred to proved properties as a result of our partnership roll-ups of $111,300, and preferred stock dividends paid in common stock of $320,985. Significant non-cash activities for the year ended December 31, 1999 were the issuance of common stock and preferred stock for the purchase of properties of $537,037 and $608,240, respectively, the purchase of working interests from officers with notes payable of $225,000, and investments transferred to proved properties as a result of our partnership roll-ups of $979,179.

- -32-

Liquidity and Capital Resources

The primary source of funds has been from borrowing against the Mirant credit facility of $11,247,014 and net proceeds from the issuance of preferred stock of $3,141,864. The proceeds from this source have been used to fund our operations, acquisitions and developmental drilling activities in the southeastern Ohio and southern West Virginia areas.

We intend to fund budgeted capital expenditures in 2000 primarily from cash flow from operations and borrowings. We have in place the Mirant credit facility with a credit limit of up to $75,000,000 and upon which $29,266,358 was drawn down as of December 31, 2000. The Mirant credit facility is collateralized by a first lien on all of our oil and natural gas properties. Interest is payable at 11% per annum and Mirant receives a 3% overriding royalty interest on all of our oil and gas production. Mirant also received warrants to purchase an adjusted 139,434 shares of our common stock at an adjusted exercise price of $4.00 per share. The Mirant credit facility is accompanied by a preferred gas marketing arrangement which gives Mirant the first option to purchase and market all natural gas produced from our wells, provided it can do so on purchase terms no less favorable than we could obtain if we marketed our own natural gas.

We also have a note payable to SunTrust Bank with an outstanding principal balance of $369,212 as of December 31, 2000. The note is collateralized by non oil and gas equipment, payable in monthly installments of principal and interest at 7.75% per annum, with unpaid principal balance due December 5, 2003. We are subject to various loan covenants in connection with our credit facilities including requirements on tangible net worth, working capital, debt to tangible net worth, limits on partnership subsidies, restrictions on payment of dividends and general and administrative expenses.

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

- -33-

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

BOARD OF DIRECTORS

The Company's Board of Directors currently consists of four directors and has one vacant seat. Robert L. Remine retired from his position as a director effective December 31, 2000. As of the date of this Report, the vacancy resulting from Mr. Remine's retirement has not been filled. Pursuant to the Bylaws of the Company, Mr. Remine's vacancy is to be filled by the remaining directors and the remaining term of the vacated director position is to be filled by election of the shareholders at the next annual meeting of shareholders. The Board of Directors has not yet nominated a candidate to fill Mr. Remine's vacated board seat to serve the remaining term expiring in 2003. Such nomination is anticipated to be made prior to filing of the proxy statement for Energy Search's annual meeting of shareholders for 2001.

The Company's Charter and Bylaws provide that the Board of Directors shall be divided into three classes, with each class to be as nearly equal in number as possible. Each class of directors serves a term of office of three years, with the term of one class expiring at the annual meeting of shareholders in each successive year. Currently, only one member of the Board of Directors will stand for reelection at the annual meeting of shareholders on July 18, 2001.

Biographical information as of March 28, 2001, is presented below for each person who is a director and nominees who are nominated for election as a director at the annual meeting of shareholders. Except as indicated, all have had the same principal positions and employment for over five years.

Charles P. Torrey, Jr. (age 53) has been a director of the Company since its inception in 1990. Mr. Torrey, a founder of the Company, has served as the Company's Chief Executive Officer since 1990. Mr. Torrey actively has participated in the syndication, capital formation, investment and management of over $50 million in oil and gas related programs for the Company. Mr. Torrey's current responsibilities for the Company include interfacing with capital markets, development of corporate growth strategies, capital formation and financial operations. Mr. Torrey is also a registered securities representative, but presently is inactive in such capacity. In 1986, Mr. Torrey received his certification as a Certified Financial Planner from the College of Financial Planning, Denver, Colorado. Mr. Torrey's term expires in 2001. He will stand for reelection at the annual meeting of shareholders on July 18, 2001.

Kim A. Walbe (age 55) has been a director of the Company since March 1997. Mr. Walbe is an independent consultant supervising drilling and completion of wells in West Virginia, Virginia and Kentucky. Mr. Walbe prepares oil and gas reserve reports for wells in New York, Pennsylvania, West Virginia, Ohio, Kentucky and Virginia. Mr. Walbe also is involved in supervising acquisition quality control and interpretation of all forms of electric log data, including deviated well data. Mr. Walbe functions as well-site geologist in Kentucky, West Virginia and Virginia; evaluates leases in Ohio, Virginia, Pennsylvania, West Virginia, New York and Kentucky; interprets aerial photography and prepares geological structure maps from interpretations; prepares lineation/fracture/borehole television maps for Devonian Shale well site selection and prepares and delivers testimony in oil and gas litigation as an expert witness. Mr. Walbe is an Adjunct Professor of Geology at the University of Charleston. Mr. Walbe also has been a contract consultant since 1985 to the Gas Research Institute's Devonian Shale Program. Mr. Walbe is a member of the Appalachian Geological Society, American Institute of Professional Geologists, Society of Petroleum Engineers of A.I.M.E., Society of Professional Well Log Analysts and American Society for Photogrammetry and Remote Sensing. Mr. Walbe's current term expires in 2003.

Richard S. Cooper (age 51) has been a director of the Company since its inception in 1990. Mr. Cooper, a founder of the Company, has served as the Company's President since 1990 overseeing all day-to-day

- -34-

activities of the Company. Mr. Cooper actively has participated in the syndication, capital formation, investment and management of over $50 million in oil and gas related programs for the Company. Mr. Cooper has received a bachelors degree and a law degree from the University of Tennessee. Mr. Cooper is licensed to practice law in the State of Tennessee and, before 1990, practiced business, securities and real estate law in Knoxville, Tennessee. Mr. Cooper's current term expires in 2002

Douglas A. Yoakley (age 46), a certified public accountant, has been a director of the Company since March 1997. Mr. Yoakley founded Pershing & Yoakley & Associates, a multi-specialty public accounting firm with over 100 employees in three offices, including Knoxville and Chattanooga, Tennessee and Clearwater, Florida. Mr. Yoakley is a member of the American Institute of Certified Public Accountants and the Tennessee Society of Certified Public Accountants. Mr. Yoakley serves as a director for The Philadelphians, Inc., Healthcare Horizons, Inc., Camel Manufacturing, Inc. and Clinical Laboratories, Inc. Mr. Yoakley's current term expires in 2002.

Significant Employees

John M. Johnston, COO, (age 41) joined Energy Search in 1993, became Executive Vice President in 1996, and was promoted to Chief Operating Officer January 2001. His responsibilities include managing all exploration, development, and production operations and personnel of the company and oversight of the selection and evaluation of all drilling locations and producing property acquisitions. Prior to joining the Company, he was a Senior Geologist with Gulf Oil Corporation and its successor Chevron USA in the Permian basin and the Gulf of Mexico, and has worked in the Appalachian Basin since 1987. Mr. Johnston obtained his Bachelor of Science Degree in Geology from the University of Illinois at Urbana-Champaign, and continued his geologic studies in the Masters of Science program at the University of Cincinnati. He is active in several progressional organizations and is the past president of both the Ohio Geological Society and the Southeastern Ohio Oil and Gas Association, where he currently serves on the Board of Trustees.

Mitzi F. Anderson (age 39) joined the Company as controller in 1996 and currently serves as acting Chief Financial Officer, Secretary and Treasurer. She is responsible for the coordination and overview of all financial and accounting matters of the Company. Prior to joining the Company, Ms. Anderson had been a practicing certified public accountant with the Georgia office of a national firm. Ms. Anderson earned a Bachelor of Business Administration in accounting from the University of Georgia in 1985.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of the outstanding shares of common stock, to file reports of ownership and changes in ownership of shares of common stock with the Securities and Exchange Commission. Directors, officers and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based on its review of the copies of such reports received by it, or written representations from certain reporting persons that no reports on Form 5 were required for those persons for the 2000 fiscal year, the Company believes that, except as provided below, its officers and directors timely complied with applicable filing requirements during the Company's last fiscal year. Exceptions: Mr. Torrey filed five reports late involving twelve transactions; Mr. Cooper filed four reports late involving ten transactions; Mr. Remine filed four reports late involving ten transactions; Mr. Yoakley filed three reports late involving six transactions; Mr. Walbe filed two reports late involving three transactions; Mr. Johnston filed two reports late involving two transactions and Ms. Anderson filed one report late involving one transaction.

- -35-

Item 10. Executive Compensation.

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company receive a $6,000 annual retainer fee, $1,500 per Board of Directors meeting (with a minimum payment of $1,500 per fiscal quarter) and an annual grant of 2,500 shares of restricted common stock at or promptly after the annual meeting of shareholders. In January of 2000, Messrs. Yoakley and Walbe were issued 1,000 shares of restricted stock each pursuant to the Company's Stock Option and Restricted Stock Plan of 1998. In March of 2001, Messrs. Yoakley and Walbe were issued 1,500 shares of restricted stock each pursuant to the Company's Stock Option and Restricted Stock Plan of 1998, as amended, for year 2000 services. Directors who also are employees of the Company or its subsidiary receive no annual retainer and are not compensated for attendance at Board or committee meetings. The Company also reimburses directors for expenses associated with attending Board and committee meetings.

EXECUTIVE COMPENSATION

Compensation Summary

The following Summary Compensation Table shows certain information concerning the compensation earned during the fiscal years ended December 31, 2000, 1999 and 1998 by the Chief Executive Officer of the Company and each executive officer who earned in excess of $100,000 and who served in positions other than Chief Executive Officer at the end of the last completed fiscal year:

Long-Term Compensation
		Annual Compensation		Awards	Payments
Name and Principal Position	Year	Salary	Bonus(1)	Number of Securities Underlying Options	All Other Compensation

Charles P. Torrey, Jr. Chairman, Chief Executive Officer and Director	2000 1999 1998(4)	$214,383 202,248 194,775	$72,961 72,089 - --	137,464(2) 107,464(2) 62,978(2)	$11,250(3) 21,632(3) 5,622(3)

Richard S. Cooper President and Director	2000 1999 1998(4)	214,383 202,248 194,775	72,961 72,089 - --	137,464(2) 107,464(2) 62,978(2)	11,250(5) 22,399(5) 5,761(5)

Robert L. Remine Secretary, Treasurer and Director	2000 1999 1998(4)	214,383 202,248 194,775	53,596 69,089 - --	134,764(2) 104,764(2) 62,978(2)	511,477(6) 20,535(6) 7,946(6)

John M. Johnston(7) Chief Operating Officer	2000 1999 1998	95,866 90,439 76,320	31,983 26,968 19,590	7,300(2) 7,300(2) - --	2,397(8) 2,261(8) 1,948(8)

(1)

This column includes payments or accruals under the annual bonus program contained in each individual's employment agreement. See "Employment Contracts and Termination of Employment and Change in Control Arrangements" for a description of an amendment to the employment agreements with regard to bonuses earned by each individual in 2000.

- -36-

(2)

The compensation set forth in this item represents stock options that were amended or re-issued in the year 2000 to extend the expiration date thereof to December 31, 2005. All such options are exercisable at $4.50 per share.

(3)

For 2000, this item includes a $6,000 payment made by the Company in lieu of an individual life insurance policy and a $5,250 contribution to Mr. Torrey's account under the Company's simplified employee pension plan. For 1999, this item includes a $15,025 payment made by the Company in lieu of an individual life insurance policy for the years 1997-99 and a $6,607 contribution to Mr. Torrey's account under the Company's simplified employee pension plan. For 1998, this item represents a contribution to Mr. Torrey's account under the Company's simplified employee pension plan.

(4)

Amounts reported for 1998 include the following number of options granted during 1998 which were subsequently canceled in connection with the Company's stock option exchange program effective January 1, 1999: Mr. Torrey - 30,000 options and Mr. Cooper - - 30,000 options. These options were re-issued to the executive officers in 1999 at an exercise price of $4.50. Certain option grants reported for 1997 for each of the named executive officers (30,000 each) also were subsequently canceled and re-issued at an exercise price of $4.50 per share effective January 1, 1999 in connection with the stock option exchange program.

(5)

For 2000, this item includes a $6,000 payment made by the Company in lieu of an individual life insurance policy and a $5,250 contribution to Mr. Cooper's account under the Company's simplified employee pension plan. For 1999, this item includes a $15,792 payment made by the Company in lieu of an individual life insurance policy for the years 1997-99 and a $6,607 contribution to Mr. Cooper's account under the Company's simplified employee pension plan. For 1998, this item represents a contribution to Mr. Cooper's account under the Company's simplified employee pension plan.

(6)

For 2000, in addition to a $6,000 payment made by the Company in lieu of an individual life insurance policy and a $5,250 contribution to Mr. Remine's account under the Company's simplified employee pension plan, this item includes accrued severance amounts payable to Mr. Remine under his amended and restated employment agreement as a result of his retirement from the Company. Mr. Remine's employment terminated effective December 31, 2000 and he entered into a Resignation, Severance Agreement and General Release with Energy Search which provided, among other things that Mr. Remine would be paid his accrued severance amount as follows: (i) a lump sum of $250,113.26 on or before December 31, 2000; (ii) a lump sum of $53,596.00 at the same time as other executive employees of Energy Search receive their performance bonuses in January of 2001; (iii) twelve monthly payments of $20,842.77 each, commencing in January of 2001 and continuing through December of 2001. For 1999, this item includes a $13,928 payment made by the Company in lieu of an individual life insurance policy for the years 1997-99 and a $6,607 contribution to Mr. Remine's account under the Company's simplified employee pension plan. For 1998, this item represents a contribution to Mr. Remine's account under the Company's simplified employee pension plan.

(7)	Mr. Johnston became the Company's Chief Operating Officer in 2001.

(8)	This item represents a contribution to Mr. Johnston's account under the Company's simplified employee pension plan.

- -37-

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

The following tables list information regarding stock options granted to the named executive officers during the fiscal year ended December 31, 2000:

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
	Number of Securities	Percent of Total Options Granted to
Name	Underlying Options Granted(1)	Employees in Fiscal Year	Exercise Price Per Share	Expiration Date

Charles P. Torrey, Jr.	30,000	32%	$ 4.50	December 31, 2005
Richard S. Cooper	30,000	32	4.50	December 31, 2005
Robert L. Remine	30,000	32	4.50	December 31, 2005
John M. Johnston	--	--	--	Not Applicable

(1)          These represent options that were previously granted and have vested during 2000 under the Company's executive officer common stock purchase warrants program. All such options are exercisable for a term of five years after the vesting date.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES(1)

	Number of Securities Underlying Unexercised Options at Fiscal Year-End
Name	Exercisable	Unexercisable

Charles P. Torrey, Jr.	137,464	--
Richard S. Cooper	137,464	--
Robert L. Remine	134,764	--
John M. Johnston	7,300
__________________

(1)	No named executive officer exercised any stock options in 2000.

Modification of Expiration Date of Outstanding Stock Options

On December 12, 2001, pursuant to recommendation of the Compensation Committee, the Board of Directors acted to establish December 31, 2005 as the expiration date of all previously issued and outstanding stock options under the Restricted Stock and Stock Option Plan of 1998, as amended,

- -38-

irrespective of the expiration date the options had originally been assigned. All such stock options had originally had an expiration date prior to December 31, 2005. All such stock options have an exercise price of $4.50 per share.

The following table lists the number of stock options beneficially owned by executive officers and directors of Energy Search as of December 31, 2000, for which the expiration date has been designated as December 31, 2005.

Name	No. Stock Options Beneficially Owned

Charles P. Torrey, Jr.	147,464
Richard S. Cooper	137,464
Robert L. Remine	134,764
John M. Johnston	7,300
Mitzi F. Anderson	0
Douglas A. Yoakley	5,170
Kim A. Walbe	5,000

Total	437,162

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
AND CHANGE IN CONTROL ARRANGEMENTS

Charles P. Torrey, Jr. and Richard S. Cooper. The Company has entered into employment agreements with Charles P. Torrey, Jr., the Company's Chairman and Chief Executive Officer, and Richard S. Cooper, the Company's President. These agreements have been amended and restated, most recently, effective January 1, 2001. Each of these employment agreements became effective January 1, 1997, continues for an initial term of five years and is subject to automatic annual renewal terms of one year each year thereafter. Base salary under the employment agreements is currently $290,000 per year, for Mr. Torrey, and $265,000 for Mr. Cooper, subject to an annual increase of at least 6% per year plus any additional amount that the Board of Directors may award.

In connection with the amendment and restatement of these agreements effective January 1, 2001, Messrs. Torrey and Cooper were awarded 150,000 and 120,000, respectively, common stock options exercisable at $5.50 per share vesting in a phased in manner annually, 30,000 options per year, starting January of 2001. Vesting accelerates in the event Energy Search is sold or merged with another company and there is a change in management control, or if the employee is terminated without cause. The expiration date of the options is December 31, 2005. The award to Mr. Torrey and Mr. Cooper of these options is contingent upon the options being properly issuable under the Energy Search Restricted Stock and Stock Option Plan of 1998, as amended from time to time, or any replacement plan thereof. If for any reason any of the options cannot be issued, the employee shall be entitled to a cash bonus equal to the intrinsic value of the options at such time as Energy Search is the subject of a merger or sale transaction in which there is a change of control of Energy Search. For this purpose, the term "intrinsic value" refers to the difference between the per share consideration of Energy Search common stock in an acquisition transaction and $5.50 per share.

Under the employment agreements, Messrs. Torrey and Cooper also are entitled to receive the following: medical, health, hospitalization and disability insurance as provided to other executive officers; participation in any bonus or profit-sharing plan, qualified salary deferral plan or pension plan now or in the future adopted by the Company; a health club membership; and three weeks paid vacation.

- -39-

In the event of Messrs. Torrey's or Cooper's termination of employment by Energy Search with or without cause, each is entitled to be paid a severance allowance equal to 24 months' salary (less amounts required to be withheld and deducted) plus any performance bonus, ratably apportioned. In the event any of Messrs. Torrey or Cooper are terminated without cause, such termination shall be preceded by 120 days advance written notice. A sale or merger of Energy Search which involves a change in management control will be deemed a termination without cause for purposes of this employment agreement. No advance written notice is required to be given by the Company for a termination with cause.

Messrs. Torrey's and Cooper's employment agreements each contain confidentiality provisions (generally requiring that all of Energy Search's confidential and proprietary data be kept confidential) and noncompetition provisions (generally providing that the employee will not directly or indirectly compete with Energy Search during the term of employment or for two years thereafter) for the benefit of the Company.

John M. Johnston. The Company has entered into an employment agreement with John M. Johnston, the Company's Chief Operating Officer. The agreement has been amended and restated, most recently, effective January 1, 2001. The employment agreement became effective January 1, 1997, continues for an initial term of five years and is subject to automatic annual renewal terms of one year each year thereafter. Base salary for each of the employment agreement is currently $125,000 per year, subject to an annual increase of at least 6% per year plus any additional bonus amount that the Board of Directors may award.

In connection with the amendment and restatement of this employment agreement effective January 1, 2001, Mr. Johnston was awarded 40,000 shares of restricted common stock, 20,000 shares of which have previously vested and been issued and 10,000 shares of which will vest and be issued on or about December 31, 2001 and December 31, 2002, so long as Mr. Johnston remains employed with Energy Search. In the event of a sale or merger of Energy Search, all shares of restricted stock will immediately vest.

Also in connection with the amendment and restatement of the employment agreement effective January 1, 2001, Mr. Johnston has been awarded 30,000 common stock options exercisable at $5.50 per share vesting in a phased in manner annually starting December 1, 2001, at a rate of 10,000 options per year for three years; provided that all options will vest in the event Energy Search is sold or merged with another entity, in the event of a change in management control, or in the event Mr. Johnston is terminated without cause. The expiration date of the options is December 31, 2005. The award to Mr. Johnston of these options is contingent upon the options being properly issuable under the Energy Search Restricted Stock and Stock Option Plan of 1998, as amended from time to time, or any replacement plan thereof. If for any reason any of the options cannot be issued, the employee shall be entitled to a cash bonus equal to the intrinsic value of the options at such time as Energy Search is the subject of a merger or sale transaction in which there is a change of control of Energy Search. For this purpose, the term "intrinsic value" refers to the difference between the per share consideration of Energy Search common stock in an acquisition transaction and $5.50 per share.

Under the employment agreement, Mr. Johnston is entitled to receive the following: medical, health, hospitalization and disability insurance as provided to other executive officers; participation in any bonus or profit-sharing plan, qualified salary deferral plan or pension plan now or in the future adopted by the Company; and three weeks paid vacation. Energy Search also carries key man life insurance on Mr. Johnston in the amount of $300,000, of which $200,000 will be for the benefit of Mr. Johnston and his heirs. If Mr. Johnston is not insurable at standard rates, Mr. Johnston may either pay the additional premium or receive a reduced death benefit as may be purchased with the cost of standard premiums.

In the event of Mr. Johnston's termination of employment by Energy Search without cause, he is entitled to be paid a severance allowance equal to 24 months' salary (less amounts required to be withheld and deducted) plus any performance bonus, ratably apportioned. In the event Mr. Johnston is terminated

- -40-

without cause, such termination shall be preceded by 120 days advance written notice and he shall receive salary and accrued bonus through the date of termination. A sale or merger of Energy Search which involves a change in management control will be deemed a termination without cause for purposes of this employment agreement. No advance written notice is required to be given by the Company for a termination with cause.

Mr. Johnston's employment agreement contains confidentiality provisions (generally requiring that all of Energy Search's confidential and proprietary data be kept confidential) and noncompetition provisions (generally providing that the employee will not directly or indirectly compete with Energy Search during the term of employment or for one year thereafter) for the benefit of the Company.

Mitzi F. Anderson. The Company has entered into an employment agreement with Mitzi F. Anderson, the Company's acting Chief Financial Officer. The agreement has been amended and restated, most recently, effective January 1, 2001. The employment agreement became effective in August of 1996 and continues for an initial term to expire December 31, 2001 and is subject to automatic annual renewal terms of one year each year thereafter. Base salary for each of the employment agreement is currently $60,000 per year plus any additional bonus amount that the Board of Directors may award.

In connection with the amendment and restatement of this employment agreement effective January 1, 2001, Ms. Anderson is entitled to receive a stock bonus of 1,500 shares of Energy Search restricted common stock in each year from 2001 to 2005 as long as she stays employed by the Company. In the event of a sale of merger of the Company, Ms. Anderson shall be entitled to immediately receive all stock awardable pursuant to the stock bonus through 2005.

Also in connection with the amendment and restatement of the employment agreement effective January 1, 2001, Ms. Anderson has been awarded 30,000 common stock options exercisable at $5.50 per share vesting in a phased in manner annually starting January of 2002, at a rate of 10,000 options per year for three years; provided that all options will vest in the event Energy Search is sold or merged with another entity. The expiration date of the options is December 31, 2005.

Under the employment agreement, Ms. Anderson is entitled to receive the following: medical, health, hospitalization and disability insurance as provided to other executive officers; participation in any bonus or profit-sharing plan, qualified salary deferral plan or pension plan now or in the future adopted by the Company; a $500 per month automobile allowance and two weeks paid vacation.

In the event of Ms. Anderson's termination of employment by Energy Search without cause, she is entitled to be paid a severance allowance equal to 24 months' salary (less amounts required to be withheld and deducted) plus any earned bonus, ratably apportioned. In the event Ms. Anderson is terminated without cause, such termination shall be preceded by 90 days advance written notice. A sale or merger of Energy Search which involves a change in management control will be deemed a termination without cause for purposes of this employment agreement. No advance written notice is required to be given by the Company for a termination with cause, and in such event, Ms. Anderson will be entitled to accrued compensation through the date of termination.

Ms. Anderson's employment agreement contains confidentiality provisions (generally requiring that all of Energy Search's confidential and proprietary data be kept confidential) and noncompetition provisions (generally providing that the employee will not directly or indirectly compete with Energy Search during the term of employment or for one year thereafter) for the benefit of the Company.

- -41-

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

Executive compensation at the Company consists primarily of the following components: base salary and benefits; amounts paid (if any) under bonus programs available to certain executive officers (see below); and participation in the Company's stock option and equity-based incentive plans. Each component of compensation is designed to accomplish one or more of the three compensation objectives described above.

Base Salary

To attract and retain well-qualified executives, it is the Compensation Committee's policy to establish base salaries at levels and provide benefit packages that the Compensation Committee believes to be competitive. Base salaries of executives may be determined in part by comparing each executive's position with similar positions in companies of similar type, size and financial performance. In general, the Compensation Committee has targeted salaries to be commensurate with base salaries paid for comparable positions in comparable size companies. Other factors that have been considered by the Compensation Committee are the executive's performance, the executive's current compensation and the Company's performance (determined by reference to growth revenues from Company oil and gas reserves). The 2000 average base salary of executives increased over the previous year's level as a result of a combination of factors, including improved individual performance, improved performance by the Company and increased responsibilities.

Annual Bonus Program

To provide incentives and rewards for achievement of Company goals, Energy Search entered into employment agreements with Messrs. Torrey, Cooper and other officers. Prior to an amendment and restatement of these employment contracts effective January 1, 2001, the employment agreements for Messrs. Torrey and Cooper, in addition to providing for employment and base salary, were designed to provide the executives with the opportunity for bonuses based on the performance of the Company (the "Annual Bonus Program"). The Annual Bonus Program contained in each employment agreement provided that in each year in which Energy Search's oil and gas reserves increased by at least 20% compared to the level in the preceding year, the executives would receive a yearly performance bonus equal to 25% of the executive's base salary. Payment of a bonus to the executives for a fiscal year under the

- -42-

Annual Bonus Program was entirely contingent upon achievement of the performance levels established by the Compensation Committee. The measure of corporate performance under the Annual Program exceeded the targeted level for 2000.

The Annual Bonus Program has been eliminated in the amendment and restatement of employment contract for each Mr. Torrey and Mr. Cooper, effective January 1, 2001.

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

Under the Company's Stock Option and Restricted Stock Plan of 1998, as amended, which previously has been adopted by the shareholders, the Compensation Committee may grant to executives and other key employees options to purchase shares of stock of Energy Search. The Compensation Committee reviews, modifies (to the extent appropriate) and takes final action on the amount, timing, price and other terms of all options granted to employees of the Company. The Compensation Committee is entitled to grant Incentive Stock Options and Nonqualified Options with an exercise price equal to the market price of Common Stock on the date of the grant. Under the terms and conditions of the plans, the Compensation Committee may, however, grant Nonqualified Options with an exercise price above or below the market price on the date of grant.

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

Effective January 1, 2001, the Company executed an amended and restated employment agreement with Mr. Torrey which provides for his continued service to the Company through December 31, 2002 (with evergreen provisions), as Chief Executive Officer. Mr. Torrey's employment agreement is described above under the heading "Employment Agreements and Termination of Employment and Change of Control Arrangements."

Under the Employment Agreement, Mr. Torrey will receive a base salary in 2001 of $290,000. This amount is subject to an annual increase of at least 6% per year plus any additional amount that the Board

- -43-

of Directors may award. Mr. Torrey is entitled to participate in the discretionary bonus program and to receive fringe benefits similar to those provided to senior executives of the Company through the term of the employment agreement and any renewal period. Under the employment agreement, Mr. Torrey is also entitled to receive 150,000 common stock options exercisable until December 31, 2005 at $5.50 per share. These options are to vest 30,000 per year over 5 years. If, for any reason, the Energy Search is unable to issue the options, Mr. Torrey is entitled to a cash bonus payable upon a merger or sale of the Company involving a change in management control. The amount of the cash bonus is based on the intrinsic value of the options determined with reference to the difference between the merger or sale consideration per share to shareholders of Energy Search and $5.50 per share. See "Employment Agreements and Termination of Employment and Change of Control Arrangements."

In the event of Messrs. Torrey's termination of employment by Energy Search with or without cause, he is entitled to be paid a severance allowance equal to 24 months' salary (less amounts required to be withheld and deducted) plus any performance bonus, ratably apportioned. In the event Mr. Torrey is terminated without cause, such termination shall be preceded by 120 days advance written notice. A sale or merger of Energy Search which involves a change in management control will be deemed a termination without cause for purposes of this employment agreement. No advance written notice is required to be given by the Company for a termination with cause.

In 2000, Mr. Torrey was awarded options to purchase an additional 30,000 shares of Common Stock at $4.50 per share. These options expire as of December 31, 2005. Also in 2000, Mr. Torrey had the expiration date extended to December 31, 2005, with respect to 137,464 options set to expire at an earlier date. All such options are exercisable at $4.50 per share.

Due to the Company's 2000 results, the Company believes that Mr. Torrey's salary and bonus and his total compensation were commensurate with amounts paid to chief executive officers by similar companies.

All actions of the Compensation Committee attributable to 2000 compensation were unanimously approved by the Board of Directors.

Respectfully submitted, Kim A. Walbe, Chairman Douglas A. Yoakley Charles P. Torrey, Jr. (nonvoting member)

Item 11. Security Ownership of Certain Beneficial Owners and Management.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following lists information as to each individual known to the Company to have been the beneficial owner of more than 5% of the Company's outstanding shares of common stock as of March 16, 2001.

- -44-

		Amount and Nature of Beneficial Ownership(2)
Title of Class	Name and Address of Beneficial Owner(1)	Sole Voting and Dispositive Power(3)		Shared Voting or Dispositive Power(4)	Total Beneficial Ownership(3)(4)	Percent of Class

Convertible	Charles P. Torrey, Jr.	22,273		--	22,273	1.3%
Preferred	Richard S. Cooper	8,182		--	8,182.5%
	Robert L. Remine	12,273		--	12,273.7%

Common	Charles P. Torrey, Jr.	547,319		10,662	557,981	11.7%
	Richard S. Cooper	480,895		60,000	540,895	11.4%
	Robert L. Remine	515,816	(5)	2,400	518,216	11.0%
_______________

(1)	The business address of each individual listed in this column is c/o Energy Search, Incorporated, 280 Fort Sanders West Boulevard, Suite 200, Knoxville, Tennessee 37922.

(2)

The numbers of shares stated are based on information provided by each person listed and include shares personally owned of record by the person and shares which, under applicable regulations, are considered to be otherwise beneficially owned by the person.

(3)

With regard to Common Stock, these numbers include shares that may be acquired upon the exercise of stock options or warrants granted under various Company plans within 60 days after March 16, 2001. The number of shares subject to stock options exercisable within 60 days after March 16, 2001, for each listed person is shown below:

Mr. Torrey	207,464
Mr. Cooper	197,464
Mr. Remine	164,764

(4)

These numbers include shares over which the listed person is legally entitled to share voting or dispositive power by reason of joint ownership, trust or other contract or property right, and shares held by spouses, children or other relatives over whom the listed person may have substantial influence by reason of relationship.

(5)

Mr. Remine has executed and delivered to Mr. Charles P. Torrey, Jr. a limited irrevocable proxy with respect to all his shares of common stock which appoints Mr. Torrey as proxy to vote all such shares for purposes only of the election of directors at the 2001 Energy Search annual meeting of shareholders.

SECURITY OWNERSHIP OF MANAGEMENT

The following table lists the number of shares of Common Stock beneficially owned as of March 16, 2001 by each of the Company's directors and nominees for director, each of the named executive officers and all of the Company's directors and executive officers as a group:

- -45-

	Amount and Nature of Beneficial Ownership(1)
Name of Beneficial Owner	Sole Voting and Dispositive Power(2)		Shared Voting or Dispositive Power(3)	Total Beneficial Ownership(2)(3)	Percent of Class

Charles P. Torrey, Jr.	569,592	(4)	10,662	580,254	12.1%
Richard S. Cooper	489,077		60,000	549,077	11.5%
Mitzi F. Anderson	1,808		--	1,808	*
John M. Johnston	95,000		--	95,000	2.1%
Douglas A. Yoakley	24,199		6,006	30,205	*
Kim A. Walbe	8,500		--	8,500	*
All directors and executive officers as a group	1,188,176		76,668	1,264,844	25.1%
____________________

* Less than 1%.

(1)

The numbers of shares stated are based on information provided by each person listed and include shares personally owned of record by the person and shares which, under applicable regulations, are considered to be otherwise beneficially owned by the person.

(2)

These numbers include shares that may be acquired through the conversion of issued and outstanding convertible preferred stock, as well as shares that may be acquired upon the exercise of stock options or warrants granted under various Company plans within 60 days after March 16, 2001. The number of shares subject to stock options exercisable within 60 days after March 16, 2001, for each listed person is shown below:

Mr. Torrey	229,737
Mr. Cooper	205,646
Ms. Anderson	--
Mr. Johnston	7,300
Mr. Yoakley	21,320
Mr. Walbe	5,000
All directors and executive officers as a group	469,003

(3)

These numbers include shares over which the listed person is legally entitled to share voting or dispositive power by reason of joint ownership, trust or other contract or property right, and shares held by spouses, children or other relatives over whom the listed person may have substantial influence by reason of relationship.

(4)

This number does not include Mr. Remine's common stock with respect to which Mr. Torrey has been granted a limited irrevocable proxy to vote for purposes only of election of directors at the 2001 Energy Search annual meeting of shareholders. See "Security ownership of Certain Beneficial Owners."

- -46-

Item 12. Certain Relationships and Related Transactions.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In its role as operator of the oil and gas wells owned by various related partnerships, the Company charges a monthly wellhead and administrative fee of between $100 and $300 for each producing well. These fees totaled approximately $46,100 in 1999 and $4,600 in 2000. In its role as general partner of a partnership which owns the gas pipeline and gathering system, the Company charges the partnership a management fee of $2,500 per month. These fees totaled approxiamtely $25,000 in 1999 and $0 in 2000. The Company believes that such fees are representative of the fair value of the services provided.

The Company, in its discretion and given the business environment existing at the time, chose not to collect certain amounts due from partnerships affiliated with the Company and also paid certain expenses due to third parties on behalf of such partnerships. The Company paid approximately $104,300 in 1999 and $0 in 2000 on behalf of the partnerships. The Company is under no legal or contractual obligation to continue this activity, and there is no expectation that it will continue in future years.

Mr. Robert L. Remine retired as an officer and director of Energy Search effective December 31, 2000. In December of 2000, Mr. Remine entered into a Resignation, Severance Agreement and General Release with Energy Search which provided, among other things, that Mr. Remine would be paid his accrued severance amount as follows: (i) a lump sum of $250,113.26 on or before December 31, 2000; (ii) a lump sum of $53,596.00 at the same time as other executive employees of Energy Search receive their performance bonuses in January of 2001; (iii) twelve monthly payments of $20,842.77 each, commencing in January of 2001 and continuing through December of 2001. The agreement further provided that Mr. Remine would consult with Energy Search as requested by the Company. As a consultant, Mr. Remine is entitled to receive compensation at the rate of $125 per hour.

As of December of 2000, Energy Search decided to wind down and discontinue operations of its wholly-owned subsidiary Equity Financial Corporation ("EFC"), an NASD-member broker-dealer. On March 23, 2001, EFC filed its Form BDW withdrawing as a licensed broker-dealer and discontinuing all broker-dealer operations, subject to administrative functions of winding up and closing out the firm's business. All customer accounts will be transferred to other broker-dealers as the customers shall direct. Mr. Remine plans to function as a registered representative of a national securities firm and expects to continue serving certain former customers of EFC.

Item 13. Exhibits and Reports on Form 8-K.

Item 13(a). Exhibits

Exhibits

Exhibit Number	Description

3.1	Fourth Amended and Restated Charter of the Registrant(1)

- -47-

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
(a) John M. Johnston*
(b) Charles P. Torrey, Jr.*
(c) Richard S. Cooper*
(d) Mitzi F. Anderson*
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

- -48-

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

10.26	Pledge Agreement made by the Registrant in favor of Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.27	Warrant to Purchase Common Stock of the Registrant, expiring June 23, 2004(5)
10.28	Assignment and Conveyance of Overriding Royalty Interest between the Registrant and Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.29	Base Contract for Short-Term Sale and Purchase of Natural Gas between the Registrant and Southern Producer Services, L.P.(5)
10.30	Resignation, Severance Agreement and General Release with Robert L. Remine dated December 15, 2000*
10.31	2001 Stock Option and Restricted Stock Plan for Outside Advisors and Consultants
10.32	Fourth Amendment to Credit Agreement dated November 10, 2000
10.33	Fifth Amendment to Credit Agreement dated December 1, 2000
10.34	Irrevocable Proxy for Robert L. Remine's shares dated December 15, 2000
11.1	Statement Regarding Computation of Earnings Per Common Share
21.1	Subsidiaries(8)
23.1	Consent of Experts and Counsel
(a) Consent of Independent Accountant, Plante & Moran, LLP, CPA
(b) Consent of Independent Petroleum Consultant, Wright & Company, Inc.
___________________________

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

- -49-

(7)	Previously filed with our Form 10-QSB Quarterly Report for the quarter ended September 30, 1998, and here incorporated by reference.

(8)	Previously filed with our Form 10-KSB Annual Report for the fiscal year ended December 31, 1997, and here incorporated by reference.

Item 13(b). Reports on Form 8-K

We did not file any reports on Form 8-K during the fourth quarter of 2000.

- -50-

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: 3-30-01	ENERGY SEARCH, INCORPORATED /s/ Richard S. Cooper Richard S. Cooper

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles P. Torrey, Jr. Charles P. Torrey, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	3-30-01
/s/ Mitzi F. Anderson Mitzi F. Anderson	Acting Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	3-30-01
/s/ Richard S. Cooper Richard S. Cooper	President and Director	3-30-01
/s/ Douglas A. Yoakley Douglas A. Yoakley	Director	3-30-01

No annual report or proxy material has been sent to security holders as of the date of this Annual Report on Form 10-KSB. It is anticipated that instead of an annual report a management letter and press releases will be sent to security holders along with the proxy materials after the date of this Annual Report on Form 10-KSB, which materials will be provided to the Commission when they are sent to security holders.

- -51-

Energy Search, Incorporated and Subsidiary

Consolidated Financial Report

with Additional Information

December 31, 2000

Energy Search, Incorporated and Subsidiary

Contents

Report Letter	3

Financial Statements

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Stockholders' Equity	6

Consolidated Statements of Cash Flows	7-8

Notes to Consolidated Financial Statements	9-26

Report Letter	28

Supplementary Information

Cost Incurred in Oil and Gas Property Acquisition,
Exploration and Development Activities	29

Estimates of Natural Gas and Oil Reserves	30-32

Independent Auditor's Report

To the Stockholders of
Energy Search, Incorporated and Subsidiary

We have audited the accompanying balance sheet of Energy Search, Incorporated and Subsidiary, (the "Company") as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy Search, Incorporated and Subsidiary, as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Plante & Moran, LLP

Grand Rapids, Michigan

March 16, 2001

Energy Search, Incorporated and Subsidiary
Consolidated Balance Sheets

	December 31,
	2000	1999
Assets
Current Assets
Cash and cash equivalents	$3,544,369	$407,878
Restricted cash (Note E)	84,626	834,217
Accounts receivable (Note I)	1,505,190	781,542
Stock subscriptions receivable (Note F)	1,146,095	--
Other current assets	62,005	119,047
Total current assets	6,342,285	2,142,684

Oil and Gas Properties
Proven properties	27,960,273	21,279,899
Unproven properties	695,501	235,281
Wells and related equipment	17,079,307	15,028,699
Less accumulated depreciation, depletion and amortization	(8,500,437)	(6,725,182)
Net oil and gas properties	37,234,644	29,818,697

Other Assets
Other property and equipment, Net (Note C)	242,816	287,035
Deferred tax asset (Note D)	1,108,300	1,108,300
Other	521,275	531,211
Total other assets	1,872,391	1,926,546
Total assets	$45,449,320	$33,887,927

Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term debt (Note E)	$100,800	$2,337,373
Accounts payable and accrued liabilities	2,078,210	1,104,865
Total current liabilities	2,179,010	3,442,238

Long-Term Debt - less current portion (Note E)	29,534,771	16,300,024

Shareholders' Equity (Notes F, G, H and J)
Preferred stock - no par value, 5,000,000 shares authorized;
Issued and outstanding:
1,760,640 and 769,517 shares of 9% redeemable convertible
at December 31, 2000 and 1999, respectively	6,291,762	1,439,311
Common stock - no par value, 25,000,000 shares authorized;
4,545,959 and 4,356,376 shares issued and outstanding
at December 31, 2000 and 1999, respectively	18,599,618	17,934,838
Additional paid-in capital	1,328,922
Accumulated deficit	(12,484,763)	(5,228,484)
Total shareholders' equity	13,735,539	14,145,665
Total liabilities and shareholders' equity	$45,449,320	$33,887,927

See Notes to Consolidated Financial Statements.

Energy Search, Incorporated and Subsidiary
Consolidated Statements of Operations

	Year Ended December 31,
	2000	1999
Revenue
Oil and gas sales	$7,558,913	$3,391,770
Management fees and other revenue (Note I)	74,429	86,000
Total revenue	7,633,342	3,477,770

Operating Expenses
Production costs	1,906,838	972,799
Exploration costs	946,913	51,150
Depreciation, depletion and amortization	2,644,485	2,511,266
Impairment charges (Notes A and F)	2,616,127	688,663
Interest	2,229,929	1,059,231
Employee stock-based compensation	1,328,922	--
General and administrative	2,617,004	1,546,612
Total operating expenses	14,290,218	6,829,721

Net Loss from Operations	(6,656,876)	(3,351,951)

Other Income (Expense)
Program subsidies (Note I)	--	(104,303)
Equity in income of related partnerships (Note B)	--	36,215
Total other income (expense)	--	(68,088)

Net Loss before Income Taxes	(6,656,876)	(3,420,039)

Income Tax Benefit (Note D)	--	222,300

Net Loss from Continuing Operations	(6,656,876)	(3,197,739)

Discontinued Operations
Loss from operations of discontinued business segment, net of income tax of $983 in 2000 and
$(2,300) in 1999 (Note L)	(33,537)	(30,237)
Loss on disposal of business segment, net of
income tax of $-0- (Note L)	(167,649)	--

Total discontinued operations	(201,186)	(30,237)

Net Loss	$(6,858,062)	$(3,227,976)

Basic and Diluted Loss Per Common Share:
Net loss from continuing operations	$(1.57)	$(0.78)
Discontinued operations	(0.05)	(0.01)
Net loss	$(1.62)	$(0.79)

See Notes to Consolidated Financial Statements.

Energy Search, Incorporated and Subsidiary
Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance - January 1, 1999	175,547	$847,707	4,017,308	$17,206,862	$ --	$(1,913,613)	$16,140,956

Issuance of common stock (Note G)	--	--	339,068	727,976	--	--	727,976

Issuance of preferred stock (Note F)	593,970	591,604	--	--	--	--	591,604

Dividends on redeemable convertible
preferred stock	--	--	--	--	--	(86,895)	(86,895)

Net loss for the year ended December 31, 1999	- --	- --	- --	- --	- --	(3,227,976)	(3,227,976)

Balance - December 31, 1999	769,517	1,439,311	4,356,376	17,934,838	--	(5,228,484)	14,145,665

Issuance of common stock (Note G)	--	--	142,652	343,795	--	--	343,795

Issuance of preferred stock (Note F)	991,123	4,852,451	--	--	--	--	4,852,451

Dividends on redeemable convertible
preferred stock (Note G)	--	--	46,931	320,985	--	(398,217)	(77,232)

Effect of variable accounting for stock options (Note A)	- --	- --	- --	- --	1,328,922	- --	1,328,922

Net loss for the year ended December 31, 2000	- --	- --	- --	- --	- --	(6,858,062)	(6,858,062)

Balance - December 31, 2000	1,760,640	$6,291,762	4,545,959	$18,599,618	$1,328,922	$(12,484,763)	$13,735,539

See Notes to Consolidated Financial Statements.

Energy Search, Incorporated and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2000	1999
Cash Flows from Operating Activities
Net loss	$(6,858,062)	$(3,227,976)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation, depletion and amortization expense	2,644,485	2,511,266
Loss on impairment of long-lived assets	2,616,127	688,663
Loss on discontinued operation	167,649	--
Stock compensation expense	233,787	190,939
Stock-based compensation expense	1,328,922	--
Dry holes and abandonments of previously
capitalized oil and gas properties	890,090	--
Equity in income of related partnerships	--	(36,215)
Deferred taxes	--	(222,300)
(Increase) decrease in assets:
Accounts receivable and due from
partnerships	(723,648)	136,187
Other current assets	57,042	(28,821)
Other assets	4,335	4,286
Increase in liabilities:
Accounts payable and accrued liabilities	973,345	472,188

Net cash provided by operating activities	1,334,072	488,217

Cash Flows from Investing Activities
Purchase of proven properties	(9,381,956)	(5,738,412)
Purchase of wells and related equipment	(3,557,109)	(3,679,425)
Purchase of other property and equipment	(70,332)	(80,162)
Distributions from affiliated partnerships	3,020	45,602
Purchase of oil and gas leases	--	(25,665)

Net cash used in investing activities	(13,006,377)	(9,478,062)

See Notes to Consolidated Financial Statements.

Energy Search, Incorporated and Subsidiary
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31
	2000	1999
Cash Flows from Financing Activities
Gross proceeds from issuance of preferred stock	3,528,905	--
Payments on stock issuance costs - Preferred stock	(387,041)	(16,636)
Proceeds from issuance of long-term debt	11,247,014	19,039,344
Payment of dividends on preferred stock	(77,232)	(86,895)
Payment of loan issue costs	(3,601)	(422,899)
Payments on long-term debt	(248,840)	(8,876,723)

Net cash provided by financing activities	14,059,205	9,636,191

Net Increase in Cash and Cash Equivalents	2,386,900	646,346

Cash and Cash Equivalents -- Beginning of year	1,242,095	595,749

Cash and Cash Equivalents -- End of year	$3,628,995	$1,242,095

Supplemental Cash Flow Disclosures
Cash paid for interest	$2,540,815	$1,017,128
Cash paid for income taxes	--	--
Significant noncash activities:
Issuance of common stock for purchase of properties	210,000	537,037
Issuance of preferred stock for purchase of properties	464,500	608,240
Purchase of working interests from officers with notes payable	- --	225,000
Investments transferred to proved properties in roll-ups	111,300	979,179
Preferred stock dividends paid in common stock	320,985	--

See Notes to Consolidated Financial Statements.

Energy Search, Incorporated and Subsidiary
Notes to Consolidated Financial Statements December 31, 2000 and 1999

Note A -- Summary of Significant Accounting Policies

Nature of Operations - Energy Search, Incorporated and Subsidiary (the "Company") consists of Energy Search, Incorporated (ESI) and, until December 2000, Equity Financial Corporation (EFC), a wholly owned subsidiary acquired May 1, 1997.

ESI is engaged in the exploration, development, production and marketing of oil and natural gas in the Appalachian Basin area including southeastern Ohio and southern West Virginia. ESI's revenue is primarily derived from the sale of natural gas and crude oil from wells in which it has working interest, the transmission of natural gas through a pipeline and gathering system, and, to a lesser extent, the management and operation of oil and gas wells. Management's primary focus is the development of the Company's reserves and acquisition of primarily proved undeveloped properties for exploitation.

EFC was engaged in the operations of providing investment advice and brokering and dealing in stocks, bonds, and other securities in the east Tennessee region. EFC used a clearing broker on a fully disclosed basis to execute trades. See Note L for discussion of disposition of this operation.

Principles of Consolidation - The consolidated financial statements include the accounts of ESI and its wholly owned subsidiary, EFC. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Exploratory drilling costs are capitalized initially; however, if it is determined that an exploratory well does not contain proved reserves, such capitalized costs are charged to expense as dry hole costs at that time.

Energy Search, Incorporated and Subsidiary
Notes to Consolidated Financial Statements December 31, 2000 and 1999

Note A -- Summary of Significant Accounting Policies (Continued)

In 2000 and 1999, the Company incurred certain indirect costs that management believes are related to the acquisition, exploration and development of oil and gas properties. The Company has capitalized some of these costs incurred in connection with properties acquired by the Company for its own portfolio. In 2000 and 1999, the Company capitalized approximately $951,000 and $1,174,000 of indirect costs, respectively. In addition, in 2000 and 1999, $415,000 and $123,000 of interest costs were capitalized to proven properties, respectively.

All intangible and tangible drilling costs for successful development wells drilled with the Company's capital are capitalized. Intangible drilling costs are the expense for labor, fuel, repair, hauling, rig rental and supplies used in the drilling of a well. Tangible costs are equipment such as casing, tubing, pumps, tanks and other equipment installed on a well. Costs incurred to operate and maintain wells and equipment and to lift oil and gas to the surface are generally expensed.

Oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment. Because the individual wells are generally insignificant and the Company's business is primarily drilling development wells, the impairment test is performed on a field basis. In 2000 and 1999 respectively, $2,616,127 and $688,663 was charged to expense due to impairment of oil and gas properties. Proved properties represent purchased working interests in producing oil and gas wells, costs to acquire oil and gas leases and intangible well development costs. Oil and gas properties are depreciated and depleted by the units-of-production method using estimates of proven reserves. Because of inherent uncertainties in estimating proven reserves, estimates of depletion and depreciation could change significantly.

Other Property and Equipment - Other property and equipment are recorded at cost. Major additions and improvements are capitalized, while repairs, replacements and maintenance that do not improve or extend the life of the respective assets are expensed. Depreciation is computed under accelerated methods over the estimated useful lives.

Energy Search, Incorporated and Subsidiary
Notes to Consolidated Financial Statements December 31, 2000 and 1999

Note A -- Summary of Significant Accounting Policies (Continued)

Hedging - In order to mitigate the impact of market price fluctuations, the Company utilizes hedges (swap agreements) for a significant portion of its natural gas production. Gains or losses on these agreements are recognized as adjustments to sales revenue when the related transactions being hedged are finalized. The cash flows from such agreements are included in operating activities in the consolidated statement of cash flows.

The Company participated in natural gas hedges covering 3,850 MMBTU per day (January -- March) and 4,900 MMBTU per day (April -- June) via a costless collar agreement with a put option of $2.45 and a call option of $2.88 per MMBTU during the current year. In addition, the Company entered into a natural gas hedge covering 4,000 MMTBU per day at a fixed price of $3.72 per MMBTU beginning in July 1, 2000 and expiring June 30, 2002. The impact of these hedges reduced the Company's average natural gas price by $0.63 to $3.60 per Mcf for 2000.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The FASB has subsequently issued Statement Nos. 137 and 138, which are amendments to SFAS No. 133. As amended, SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

As amended, SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133, beginning January 1, 2001, and has begun the process of evaluating its contracts for derivatives and embedded derivatives. The Company believes its swaps are highly effective and therefore would qualify as hedges under SFAS No. 133, as amended. Had the Company already adopted SFAS No. 133, as amended, it would have been required (as it will be required beginning January 1, 2001) to record these natural gas swaps at fair value on its balance sheet as a liability of approximately $3.8 million, with an offsetting entry included in "Other Comprehensive Income".

Energy Search, Incorporated and Subsidiary
Notes to Consolidated Financial Statements December 31, 2000 and 1999

Note A -- Summary of Significant Accounting Policies (Continued)

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

Stock Options and Warrants - The Company has stock option and stock warrant plans (Notes H and J). Options and warrants granted to employees are accounted for using the intrinsic value method, under which compensation expense is recorded at the amount by which the market price of the underlying stock at the grant date exceeds the exercise price of an option. When certain changes are made to fixed employee option or warrant awards, a new intrinsic value measurement is required to measure compensation expense, if any, based on the changes. In addition, certain changes to fixed employee option or warrant awards may require a change to variable award accounting. Due to the requirement to account for certain previously fixed awards as variable, $1,328,922 was charged to expense in 2000. Further, income or expense will be recognized at each future reporting date based on the change in the intrinsic value of these options. Options and warrants granted to non-employees are accounted for using the fair value method.

Basic Net Loss Per Common Share - Basic net loss per common share is based on net loss available to common stockholders (net income less preferred stock dividends) divided by the weighted average number of common shares outstanding during the period (4,487,244 and 4,198,364 in 2000 and 1999, respectively).

Energy Search, Incorporated and Subsidiary
Notes to Consolidated Financial Statements December 31, 2000 and 1999

Note A -- Summary of Significant Accounting Policies (Continued)

Diluted Net Loss Per Common Share - Diluted net loss per common share is based on net loss before dividends divided by the weighted average number of common shares outstanding plus dilutive potential common shares outstanding during the period. Potential dilutive shares, consisting of stock options (Note J), warrants (Note H), and convertible preferred stock (Note F), were not included in the computation of diluted net loss per common share in 2000 or 1999 because to do so would have been antidilutive.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Certain amounts of the Company's cash are restricted in accordance with its debt agreements; see Note E.

Reclassifications - Certain reclassifications have been made to 1999 amounts to conform to 2000 presentations.

Note B -- Affiliated Oil and Gas Partnerships

ESI had sponsored the formation of partnerships for the purpose of conducting oil and gas exploration, development, and production activities on certain oil and gas properties. Such partnerships included the Energy Search Natural Gas 1993 L.P., the Energy Search Natural Gas 1993-A L.P., the Energy Search Natural Gas 1994 L.P., the Energy Search Natural Gas 1994-A L.P., the Energy Search Natural Gas 1995 L.P., the Energy Search Natural Gas 1995-A L.P., the Energy Search Natural Gas 1996 L.P., the Energy Search Natural Gas 1996-A L.P., Natural Gas 1997 L.P., Natural Gas 1997-A L.P., and the Natural Gas 1998 L.P., all of which were liquidated in 2000 and 1999 through the Company's acquisition of the affiliated partnership working interests (Notes F and G).

In 1993, ESI also sponsored the formation of the ESI Pipeline Operating L.P. (the Operating Partnership), which purchased a portion of ESI's gas pipeline and gathering system, and the ESI Natural Gas Pipeline Income L.P. (the Pipeline Partnership). During 1999, the Operating Partnership and the Pipeline Partnership were both liquidated through the Company's acquisition of the affiliated partnership working interests (Note F). Total assets and equity of the related partnerships in the aggregate were $121,129 and $121,129, respectively, at December 31, 1999.

ESI's share of net income for its equity investee affiliated partnerships for the years ended December 31, 2000 and 1999, were $-0- and $36,215, respectively, including amounts earned prior to affiliated partnership roll-ups in 2000 and 1999.

Energy Search, Incorporated and Subsidiary
Notes to Consolidated Financial Statements December 31, 2000 and 1999

Note C -- Property and Equipment

The principal categories of property and equipment are as follows:
	2000	1999	Depreciable Life-Years

Machinery and equipment	$41,005	$41,005	5
Office furniture, equipment
and software	279,692	318,177	5
Airplane	181,838	181,838	5
Vehicles	313,020	264,739	5

Total cost	815,555	805,759

Less accumulated depreciation	572,739	518,724

Net carrying amount	$242,816	$287,035

Depreciation expense totaled $84,226 and $81,086 for the years ended December 31, 2000 and 1999, respectively.

Note D -- Income Taxes

ESI and its subsidiary file a consolidated federal income tax return. The following is a summary of the provisions for income taxes for the years ended December 31:
	2000	1999
Current tax benefit	$--	$2,300
Deferred tax benefit	2,627,200	1,322,900
Change in valuation allowance	(2,627,200)	(1,100,600)

Total income tax benefit	$--	$224,600

Energy Search, Incorporated and Subsidiary
Notes to Consolidated Financial Statements December 31, 2000 and 1999

Note D -- Income Taxes (Continued)

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:
	2000	1999
	(percent)

Income tax at federal statutory rate	34.0	34.0
State income tax, net of federal benefit	6.0	6.0
Change in valuation allowance for deferred tax assets	(40.0)	(32.5)
Other	--	(1.0)

Actual effective tax rate	--	6.5

The significant components of ESI's deferred tax assets and liabilities are as follows:
	2000	1999
Deferred tax assets:
Accounting for equity investments	$--	$3,900
Pipeline and equipment	125,200	125,200
Federal net operating loss	6,093,700	3,595,500
State net operating loss	223,700	192,500
Impairment charges	1,123,600	234,100
Geological and engineering costs	118,600	100,000
Intrinsic value of stock options	451,800	--
Other	1,900	1,600
Total deferred tax asset	8,138,500	4,252,800

Valuation allowance for deferred tax assets	(3,727,800)	(1,100,600)

Deferred tax liabilities:
Depreciation and pooling of capital	1,240,500	1,083,600
Intangible drilling costs	2,059,000	958,200
Other	2,900	2,100
Total deferred tax liabilities	3,302,400	2,043,900

Net deferred tax asset	$1,108,300	$1,108,300

Energy Search, Incorporated and Subsidiary
Notes to Consolidated Financial Statements December 31, 2000 and 1999

Note D -- Income Taxes (Continued)

At December 31, 2000, the Company has federal and state operating loss carryforwards of approximately $17,868,000 and $3,673,000 respectively, that expire between 2005 and 2020. These carryforwards are available to offset future taxable income.

Note E -- Long-Term Debt

Long-term debt consisted of the following at December 31:
	2000	1999
Line of credit with SPS, with an available balance of $75,000,000 at December 31, 2000. Collateralized by lien on oil and gas property, interest is payable monthly at 11.0%. Principal payments are required if net cash flows exceed certain threshholds. This agreement expires March 2007	$29,266,358	$18,019,344

Note payable to bank, collateralized by equipment, payable in monthly installments of $8,400, including interest at 7.75%, with any unpaid principal balance due December 5, 2003	369,213	438,053

Note payable to officers, interest payable at 10.0% with any unpaid principal balance due December 31, 2001	- --	180,000

Total	29,635,571	18,637,397

Less current portion	100,800	2,337,373

Total long-term debt	$29,534,771	$16,300,024

Energy Search, Incorporated and Subsidiary
Notes to Consolidated Financial Statements December 31, 2000 and 1999

Note E -- Long-Term Debt (Continued)

The Company is subject to various loan covenants in connection with notes payable described above including but not limited to requirements on its working capital, capital expenditures, debt coverage ratio, restrictions on payment of dividends and restrictions on certain cash balances.

Cash received from oil and gas sales is segregated into a separate cash account and the Company must submit requests for reimbursement from the bank for certain operating expenses and principal and interest payments. In addition, the purpose for additional draws on the line of credit in place at December 31, 2000, must be approved by the lender.

The line-of-credit agreement entitles the lender to receive a 3 percent overriding royalty interest on all of the Company's oil and gas production. In addition, the agreement provides the lender with the first option to purchase and market all natural gas produced from Company wells, provided it can do so on purchase terms no less favorable than the Company could obtain marketing its own natural gas.

The Company's debt agreement stipulates repayment of principal based on a formula derived from monthly operating cash flows. Principal maturities of long-term debt at December 31, 2000, are forecasted as follows:
2001	$100,800
2002	650,800
2003	7,807,613
2004	6,960,194
2005	6,017,279
Thereafter	8,098,885

Total	$29,635,571

Energy Search, Incorporated and Subsidiary
Notes to Consolidated Financial Statements December 31, 2000 and 1999

Note F -- Preferred Stock

Redeemable Convertible Preferred Stock - In 2000, the Company initiated a private placement offering of up to 850,000 shares of 9 percent redeemable convertible preferred stock at $5.50 per share. The offering was terminated on December 31, 2000. The Company raised $4,288,000, net of issue costs of approximately $387,000, and sold 850,000 shares of preferred stock under the offering. Of the total amount raised, $1,146,095 had not been received from the escrow agent before December 31, 2000, but was received by the Company as of February 22, 2001.

The preferred shares have a liquidation and dividend preference over the Company's common stock, are of equivalent dividend and liquidation priority with all previously issued and outstanding shares of the Company's 9 percent redeemable convertible preferred stock, and are convertible to common stock at the option of the holder at any time at a rate of 1.0 common share for each preferred share converted. Conversion of the preferred shares to common stock will automatically occur in the event the Company is acquired or is the subject of a business combination in which substantially all assets of the Company are acquired by unaffiliated purchasers or greater than 50 percent of the outstanding beneficial interest of the Company's common stock is acquired by unaffiliated purchasers.

The holders of the 2000 series of preferred shares may require the Company to redeem the preferred shares if, at any time, the Company publicly announces that it will be acquired or is the subject of a business combination, as defined above. The redemption price in such an event will be 100 percent of the issue price of the preferred shares plus accrued and unpaid dividends.

The preferred shares are redeemable at the sole option of the Company any time after September 30, 2001, provided the average trading closing price for the Company's common stock exceeds 130 percent of the issue price of the preferred shares over any five consecutive trading day period commencing after September 30, 2001. The redemption price for the preferred shares will be 100 percent of the issue price for the preferred shares, plus accrued but unpaid dividends. The Company will provide the holders of preferred shares 30 days written notice of its intent to redeem the preferred shares during which time the holders may, at their option, convert their preferred shares to common stock.

Energy Search, Incorporated and Subsidiary
Notes to Consolidated Financial Statements December 31, 2000 and 1999

Note F -- Preferred Stock (Continued)

Affiliated Partnership Roll-Up - During 2000, the Company completed the acquisition of working interests (the "Subject Interests") in the remaining gross natural gas or oil wells that were being operated by the Company. The Subject Interests were owned in the following affiliated partnerships: Natural Gas 1997 L.P. (the "97 L.P"), Natural Gas 1997-A L.P. (the "97-A L.P."), and the Natural Gas 1998 L.P. (the "98 L.P."). The Company issued 141,123 shares of 9 percent redeemable convertible preferred stock to acquire these interests. The preferred shares were recorded at $564,492 based on the value of the working interests acquired.

Effective December 31, 1999, the Company closed the acquisition of the Subject Interests in a total of 13 gross natural gas or oil wells and a pipeline that were being operated by the Company. The Subject Interests were owned by the following affiliated partnerships: Natural Gas Pipeline Income L.P., the Natural Gas/Tax Credit 1996 L.P. (the "96 L.P."), and the Natural Gas/Tax Credit 1996-A L.P. (the "96-A L.P.").

To acquire the pipeline, the Company issued 428,520 shares of 9 percent redeemable convertible preferred stock. The preferred shares were recorded at $423,240 based on the fair value of the pipeline acquired. In recording this acquisition the Company concluded it had an impairment in its receivable from an investment in the pipeline and recorded an impairment loss of approximately $640,000 in 1999.

To acquire the interests of the 96 L.P. and the 96-A L.P. in 1999, the Company issued 165,450 shares of 9 percent redeemable convertible preferred stock. The preferred shares were recorded at $185,000 based on the fair value of the working interests in the wells acquired. In recording this acquisition the Company concluded it had an impairment in its receivable from an investment in the partnerships and recorded an impairment loss of approximately $50,000 in 1999.

Note G -- Common Stock

Stock Issued to Employees and Non-Employees -- During 2000, the Company issued 24,998 shares of common stock to employees for past services rendered. In addition, the Company issued 12,654 shares of common stock to non-employees for past services rendered. The Company charged $133,795 to operations during 2000 for the issuance of this stock.

Energy Search, Incorporated and Subsidiary
Notes to Consolidated Financial Statements December 31, 2000 and 1999

Note G -- Common Stock (Continued)

During 1999, the Company issued 86,469 shares of common stock to employees for past services rendered. In addition, the Company issued 7,119 shares of common stock to non-employees for past services rendered. The Company charged $190,939 to operations during 1999 for the issuance of this stock.

Stock Issued to Secure Financing - During 2000, the Company issued 105,000 shares of common stock to its primary lender to secure financing for the acquisition of proved properties. Accordingly, the Company has capitalized $210,000 which it is amortizing over the life of the loan commitment.

Stock Issued in Payment of Preferred Dividends - During 2000, the Company issued 46,931 shares of common stock to holders of the Company's 9 percent redeemable convertible preferred stock. As a result of these dividends, common stock and accumulated deficit were increased by $320,985.

Affiliated Partnership Roll-Ups - Effective January 1, 1999, the Company closed the acquisition of working interests (the "Subject Interests") in a total of 93 gross natural gas or oil wells that were being operated by the Company. The Subject Interest were owned by the following affiliated partnerships: the Natural Gas/Tax Credit 1993 L.P., the Natural Gas/Tax Credit 1993A L.P., the Natural Gas/Tax Credit 1994 L.P., the Natural Gas/Tax Credit 1994A L.P., the Natural Gas/Tax Credit 1995 L.P., the Natural Gas/Tax Credit 1995A L.P. The Company paid aggregate purchase consideration amounting to $708,948 for the Subject Interests, which was comprised of $504,815 in Company common stock (229,955 shares) and $204,133 in cash.

The Company's acquisition of the Subject Interests from affiliated partnerships followed a group of similar transactions (the "Minor Interest Acquisitions") pursuant to which the Company acquired minor working interests and overriding royalty interests in the wells from three individuals. The Minor Interest Acquisitions had an effective date of October 1, 1999. The Company paid aggregate purchase consideration amounting to $32,222 of common stock (15,525 shares) for the Minor Interest Acquisitions.

Energy Search, Incorporated and Subsidiary
Notes to Consolidated Financial Statements December 31, 2000 and 1999

Note H -- Stock Warrant Plans

Regulation D Warrants - As part of ESI's private offering of common stock that took place in October 1997, 74,996 warrants were issued to unaffiliated parties pursuant to the Placement Agent Agreement. The warrants entitle each holder to purchase one share of common stock and are exercisable at $7 per share at any time up to October 27, 2002. During 1999, 13,925 of the regulation D warrants were re-priced at $4.50 per share. The number, type of security and the exercise price is subject to adjustment upon occurrence of certain events including consolidation, merger, subdivision or combination of shares and issuance of stock dividends. None of these warrants have been exercised at December 31, 2000.

Series W-1 Warrants - The Company issued 100,000 warrants to Southern Producer Services, L.P. pursuant to a new financing agreement in 1999. Each warrant entitles the holder to purchase one share of common stock, exercisable at $6.50 per share at any time up to June 23, 2004. The number, type of security and the exercise price is subject to adjustment upon occurrence of certain events including consolidation, merger, subdivision or combination of shares and issuance of stock dividends. As of December 31, 2000, the adjusted exercise price of these warrants was $4.00 per warrant share, and the Company was committed to issue warrants to purchase approximately 23,451 additional shares to Southern Producer Services. None of these warrants have been exercised at December 31, 2000.

The following is a summary of stock warrant activity with unaffiliated parties:
	Number of Warrants	Exercise Price	Expiration Date

Outstanding - January 1, 1999	1,274,996	$7.72-7.00	January 30, 2002-
			October 27, 2002

Retired	(13,925)	$7.00	October 27, 2002

Reissued	13,925	$4.50	October 27, 2002

Granted	100,000	$6.50	June 23,2004

Outstanding - December 31, 1999
and 2000	1,374,996

Energy Search, Incorporated and Subsidiary
Notes to Consolidated Financial Statements December 31, 2000 and 1999

Note I -- Related-Party Transactions

In its role as operator of the oil and gas wells previously owned by various related partnerships, ESI charged a monthly wellhead and administrative fee of between $100 and $300 for each producing well. These fees totaled $4,600 and $46,100 for 2000 and 1999, respectively. In its role as general partner of the Operating Partnership (Note B), ESI charged the partnership a management fee of $2,500 per month for 1999. These fees totaled $25,000 for 1999. The monthly management fee was terminated December 31, 1999, in conjunction with the roll-up of the Operating Partnership (Note B).

During 1999, the Company issued a note totaling $225,000 to three officers for their interests in various properties and their rights to invest in future properties.

The Company, in its discretion and given the business environment existing at the time, chose not to collect certain amounts due from partnerships and also paid certain expenses due to others on behalf of partnerships. ESI is under no legal or contractual obligation to continue this activity, and there is no expectation that it will continue in future years.

The following is a summary of expenses paid on behalf of the partnerships and advances forgiven for the years ended December 31:
	2000	1999

Expenses paid on behalf of partnership	$--	$104,303

Advances forgiven	$2,442	$18,452

ESI had the contractual right to charge partnership administrative fees and production operating fees in excess of the aggregate amounts charged to the partnerships during 2000 and 1999.

Energy Search, Incorporated and Subsidiary
Notes to Consolidated Financial Statements December 31, 2000 and 1999

Note J -- Employee Benefit and Stock-Based Compensation Plans

Employee Benefit Plan - The Company sponsors a simplified employee pension plan (SEP) for qualifying employees. Employee contributions to individual retirement plans may not exceed the greater of 15 percent of employee earnings or $22,500 per year per employee. The Company contributed $34,657 and $36,197 to the SEP during 2000 and 1999, respectively.

Non-employee Options - The Company issued 70,125 options to non-affiliated parties during 2000 for services rendered. Each option entitles the holder to purchase one share of common stock at an exercise price of $5.50 per share. These options expire December 31, 2005.

The Company issued 6,695 options to non-affiliated parties during 1999 for services rendered. Each option issued entitles the holder to purchase one share of common stock at an exercise price of $4.50-$6.50 per share. The options expire July 20, 2004.

The Company issued 2,500 options each to the two outside directors during 1998. Options issued in 1998 were retired and reissued at an exercise price of $4.50 in 1999 and entitle the holder to purchase one share of common stock. The options expire January 30, 2004.

Employee Option Plan - The Company has a fixed employee stock-based compensation plan under which the Company granted options in 2000 for 330,000 shares of restricted common stock with an exercise price of $5.50 per share. These options vest over five years and expire in the fifth year.

Also during 2000, the Company extended the expiration dates of all its outstanding employee options. All such options now expire December 31, 2005.

In 1999, the Company granted options for 47,958 shares of restricted common stock. The exercise prices range from $4.25 to $4.50 per share and vest immediately upon grant.

In 1998, the Company granted options for 22,500 shares of restricted common stock under the fixed employee stock-based compensation plan. The exercise price of each option was re-priced to $4.50 per share in 1999. The term of these options is five years starting in 1998 and the options vest at 4,500 shares per year.

Energy Search, Incorporated and Subsidiary
Notes to Consolidated Financial Statements December 31, 2000 and 1999

Note J -- Employee Benefit and Stock-Based Compensation Plans (Continued)

Officer Warrant Plan - The Company also has a fixed executive officer stock-based compensation plan under which executive officers have been granted warrants for the purchase of up to 450,000 shares of restricted common stock. During 1999, the Company replaced the outstanding warrants with options, issued under the Company's employee stock-based compensation plan. The exercise price of each option is $4.50 per share, re-priced from $8.00 per share. The options vest at 30,000 shares per officer per year, and expirations were extended during 2000 to December 31, 2005.

The Company applies intrinsic value accounting to its fixed stock-based compensation plans. Had compensation cost been determined using the fair value method, net loss from continuing operations would have been $(6,710,841) and $(3,746,116) for 2000 and 1999, respectively, and basic and diluted loss per share would have been $(1.58) and $(0.89) for 2000 and 1999, respectively. The fair value of the warrants and options was determined using the Black-Scholes model with application of an additional 30 percent discount due to the fact that the shares are restricted. Assumptions made in estimating the fair value include: risk-free interest rate of 6 percent, expected expiration of the warrants of December 31, 2005, expected price volatility of 20 percent, and dividend yield of -0- percent. As discussed in Note A, the Company recognizes currently income or expense reflecting the change in the intrinsic value of the exercisable options subject to variable accounting.

Energy Search, Incorporated and Subsidiary
Notes to Consolidated Financial Statements December 31, 2000 and 1999

Note J -- Employee Benefit and Stock-Based Compensation Plans (Continued)

The following is a summary of the activity of the fixed and variable stock-based compensation plans during 2000:
	Number of Shares	Weighted Average Exercise Price

Outstanding - January 1, 1999	543,150	$7.53
Retired	(538,150)	7.53
Reissued	538,150	4.50
Granted	1,195	6.50
Granted	5,500	4.50
Granted	2,958	4.50
Granted	45,000	4.25

Outstanding - December 31, 1999	597,803	4.50
Granted	270,000	5.50
Granted	60,000	5.50
Granted	70,125	5.50

Outstanding at December 31, 2000	997,928	$4.91

Exercisable at December 31, 2000	568,928	$4.63

Weighted average per share fair value of
options granted during 2000	$1.91

The following is a summary of the status of the fixed and variable options outstanding at December 31, 2000:
Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Exercise Price	Number	Weighted Average Remaining Contractual Life

$4.25	45,000	5	$4.25	45,000	5
$4.50	546,608	5	$4.50	447,608	5
$5.50	400,125	5	$5.50	70,125	5
$6.50	6,195	2	$6.50	6,195	2

Energy Search, Incorporated and Subsidiary
Notes to Consolidated Financial Statements December 31, 2000 and 1999

Note K -- Commitments, Contingencies and Concentrations

Geographic Concentration - The Company plans to increase its oil and gas reserves by continued developmental drilling in southeastern Ohio in the area serviced by its gas gathering system, its Dupont Field and its Beaver Coal Company Lease in Wood and Raleigh counties, West Virginia, respectively. The Company may also undertake activities elsewhere in the Appalachian Basin and the mid-continent region of the United States. It plans to drill an increasing number of wells for its own account.

Note L -- Discontinued Operation

In December 2000, the Company discontinued its brokerage service operation and disposed of all related assets. The Company's earnings for 2000 include a one-time charge of $167,649 related to this disposal. The disposition of these operations represents the disposal of a business segment. Accordingly, results of this operation have been classified as discontinued, and prior period amounts have been restated.

Net sales and income from the discontinued operation are as follows:
	2000	1999
Net revenue	$699,506	$457,202
Loss before income taxes	(32,554)	(32,537)
Income tax expense (benefit)	983	(2,300)
Loss from discontinued operation	$(33,537)	$(30,237)

Assets and liabilities of the discontinued operation are as follows:
	2000	1999
Current assets	$255,534	$226,150
Property and equipment, net	4,316	8,269
Current liabilities	84,192	25,224
Net assets of discontinued operation	$175,658	$209,195

Supplementary Information

To the Stockholders of
Energy Search, Incorporated and Subsidiary

We have audited the financial statements of Energy Search, Incorporated and Subsidiary for the years ended December 31, 2000 and 1999. The accompanying schedules of Costs Incurred in Oil and Gas Producing Activities and Estimates of Natural Gas and Oil Reserves on pages 26 through 29 are not a required part of the basic financial statements of Energy Search, Incorporated, but constitute additional supplementary information required by the Financial Accounting Standards Board. We have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the supplementary information. However, we did not audit the information and express no opinion on it.

/s/ Plante & Moran, LLP

Grand Rapids, Michigan
March 16, 2001

Energy Search, Incorporated and Subsidiary
Supplementary Information (Unaudited)

Cost Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

The following costs are comprised of both capitalized and expensed costs included in the balance sheet and income statement.

	Year Ended December 31,
	2000	1999

Property acquisition costs	$2,314,460	$3,221,780

Exploration costs	$1,085,579	$76,815

Developments costs	$10,215,648	$6,810,971

Energy Search, Incorporated and Subsidiary
Supplementary Information (Unaudited)

Estimates of Natural Gas and Oil Reserves

The following estimates of proven developed natural gas and oil reserve quantities and related standardized measure of discounted net cash flow are estimates prepared by an independent petroleum engineer on behalf of the Company's engineer as of December 31, 2000 and 1999. They do not purport to reflect realizable values or fair market values of ESI's reserves. ESI emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

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

Energy Search, Incorporated and Subsidiary
Supplementary Information (Unaudited)

Estimates of Natural Gas and Oil Reserves (Continued)

	Oil (BBL)	Gas (MCF)

Proven, developed and undeveloped reserves:

January 1, 1999	44,554	43,493,054

Revisions and other changes	9,652	611,840
Extensions and discoveries	74,854	8,871,816
Purchases and sales of reserves	372,611	9,259,534
Production	(20,432)	(1,488,334)

December 31, 1999	481,239	60,747,910

Revisions and other changes	13,011	(2,877,608)
Extensions and discoveries	132,694	9,148,000
Purchases and sales of reserves		6,258,633
Production	(23,151)	(1,921,785)

December 31, 2000	603,793	71,355,150

Proven developed reserves (1):
December 31, 1999	224,171	25,720,380
December 31, 2000	340,898	28,884,000

Equity interest in proven reserves (2):
December 31, 1999	--	2,690
December 31, 2000	--	--

___________________________________________
(1) These reserves are owned directly by the Company.
(2) These are reserves owned indirectly by the Company through its interests in affiliated partnerships.

Energy Search, Incorporated and Subsidiary
Supplementary Information (Unaudited)

Estimates of Natural Gas and Oil Reserves (Continued)

	December 31,
	2000	1999
Standardized measure of discounted future pretax net cash flows

Future cash inflows	$468,339,000	204,937,700
Future production costs	(77,221,868)	(31,731,964)
Future development costs	(39,230,310)	(28,104,260)

Future pretax net cash flows	351,886,822	145,101,476
10% annual discount for estimated timing of cash flows	(197,181,122)	(85,373,926)

Standardized measure of discounted future pretax net
cash flows relating to proven oil and gas reserves	$154,705,700	$59,727,550

Standardized measure of discounted future net cash flows

Future cash inflows	$468,339,000	204,937,700
Future production costs	(77,221,868)	(31,731,964)
Future development costs	(39,230,310)	(28,104,260)
Future income taxes	(109,637,654)	(39,555,212)

Future net cash flows	242,249,168	105,546,264
10% annual discount for estimated timing of cash flows	(126,590,280)	(54,810,060)

Standardized measure of discounted future net cash flows
relating to proven oil and gas reserves	$115,658,888	$50,736,204

ESI's share of equity method investors' standardized
measure of discounted future cash flows	$--	$3,269

The following reconciles the change in the standardized measure of discounted future net cash flows for the year ended December 31,

	2000	1999

Beginning of year	$50,736,204	$23,865,984
Sales of oil and gas produced, net of production costs	(5,446,460)	(3,318,496)
Extensions, discoveries, and improved recovery -
Less related costs	25,258,492	16,775,903
Revisions of previous quantity estimates	(1,880,131)	688,320
Changes in prices	103,268,493	10,311,450
Net change from purchases and sales of minerals in place	16,510,653	15,536,903
Net change in income taxes	(70,082,442)	(15,944,352)
Accretion of discount	(5,073,620)	(2,386,598)
Other	2,389,699	5,207,090

End of year	$115,680,888	$50,736,204

EXHIBIT INDEX

Exhibit Number	Description

3.1	Fourth Amended and Restated Charter of the Registrant(1)
3.2	Articles of Amendment to Charter (2)
3.3	Bylaws of the Registrant(3)
4.1	Specimen of Common Stock Certificate(4)
4.2	Specimen of Redeemable Series A Common Stock Purchase Warrant Certificate(4)
4.3	Specimen of Underwriters' Warrant Certificate(4)
4.4	Charter (See Exhibits 3.1 and 3.2)
4.5	Bylaws (See Exhibit 3.3)
9.1	Shareholder Voting Agreement and Irrevocable Proxy(4)
10.1	Energy Search Natural Gas 1995-A L.P. Limited Partnership Agreement, dated March 31, 1995(4)
10.2	Energy Search Natural Gas 1995-A L.P. Joint Drilling and Operating Agreement, dated March 31, 1995(4)
10.3	Energy Search Natural Gas 1996 L.P.-Limited Partnership Agreement, dated September 10, 1996(4)
10.4	Energy Search Natural Gas 1996 L.P.-Joint Drilling and Operating Agreement, dated September 10, 1996(4)
10.5	ESI Pipeline Operating Partnership-Limited Partnership Agreement, dated January 7, 1993(4)
10.6	Energy Search Natural Gas Pipeline Income Partnership-Limited Partnership Agreement, dated January 7, 1993(4)
10.7	Gas Servicing Agreement between the Registrant and ESI Pipeline Operating L.P., dated January 5, 1993(4)
10.8	Selling Agreement-Class B Convertible Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996(4)
10.9	Selling Agreement-Class A and Class B Preferred Shares between Registrant and Equity Financial Corporation, dated March 4, 1996(4)
10.10	Selling Agreement-Variable Rate Subordinated Debentures between Registrant and Equity Financial Corporation, dated September 19, 1994(4)
10.11	Aircraft Lease between Charles P. Torrey, Jr. and the Registrant dated February 1, 1995(4)
10.12	Beaver Coal Company Lease between Beaver Coal Company Limited and the Registrant, dated September 15, 1996(4)
10.13	Amended and Restated Employment Agreements with officers and key employees of the Registrant:
(a) John M. Johnston*
(b) Charles P. Torrey, Jr.*
(c) Richard S. Cooper*
(d) Mitzi F. Anderson*
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

10.26	Pledge Agreement made by the Registrant in favor of Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.27	Warrant to Purchase Common Stock of the Registrant, expiring June 23, 2004(5)
10.28	Assignment and Conveyance of Overriding Royalty Interest between the Registrant and Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.29	Base Contract for Short-Term Sale and Purchase of Natural Gas between the Registrant and Southern Producer Services, L.P.(5)
10.30	Resignation, Severance Agreement and General Release with Robert L. Remine dated December 15, 2000*
10.31	2001 Stock Option and Restricted Stock Plan for Outside Advisors and Consultants
10.32	Fourth Amendment to Credit Agreement dated November 10, 2000
10.33	Fifth Amendment to Credit Agreement dated December 1, 2000
10.34	Irrevocable Proxy for Robert L. Remine's shares dated December 15, 2000
11.1	Statement Regarding Computation of Earnings Per Common Share
21.1	Subsidiaries(8)
23.1	Consent of Experts and Counsel
(a) Consent of Independent Accountant, Plante & Moran, LLP, CPA
(b) Consent of Independent Petroleum Consultant, Wright & Company, Inc.