Form 10QSB
period 2001-03-31
ENERGY SEARCH INC
filed 2001-05-15
CIK 932181

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X             No

The number of shares outstanding of the issuer's common stock as of May 14, 2001 is 4,643,497.

Transitional Small Business Disclosure Format (check one):     Yes            No

ENERGY SEARCH, INCORPORATED

Page

Part I. Financial Information

Item 1. Financial Statements:
Balance Sheets	1
Statements of Operations	2
Statements of Cash Flows	3
Notes to Financial Statements	4

Item 2. Management's Discussion and Analysis or Plan of Operation	5

Part II. Other Information

Item 2. Changes in Securities	14

Item 6. Exhibits and Reports on Form 8-K	16

Signatures	18

-i-

Part I.  Financial Information

Item 1.  Financial Statements

BALANCE SHEETS
	March 31, 2001	December 31, 2000
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$ 5,247,021	$ 3,544,369
Restricted cash	(11,275)	84,626
Accounts receivable	963,835	1,505,190
Stock subscriptions receivable	--	1,146,095
Other current assets	65,666	62,005
Total current assets	6,265,247	6,342,285

Oil and Gas Properties
Proven properties	30,170,804	27,960,273
Unproven properties	695,501	695,501
Wells and related equipment	18,183,885	17,079,307
Less accumulated depreciation, depletion and amortization	(9,244,618)	(8,500,437)
Net oil and gas properties	39,805,572	37,234,644

Other Assets
Other property and equipment, net	242,064	242,816
Deferred tax asset	1,108,300	1,108,300
Other	518,799	521,275
Total other assets	1,869,163	1,872,391
Total assets	$47,939,982	$45,449,320

Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$ 75,887	$ 100,800
Derivative obligation	3,159,460	--
Accounts payable and accrued liabilities	1,411,177	2,078,210
Total current liabilities	4,646,524	2,179,010

Long-Term Debt - less current portion	33,164,161	29,534,771

Shareholders' Equity
Preferred stock - no par value, 5,000,000 shares authorized;
Issued and outstanding:
1,717,530 and 1,760,640 shares of 9% redeemable convertible
at March 31, 2001 and December 31, 2000, respectively	6,205,232	6,291,762
Common stock - no par value, 25,000,000 shares authorized;
4,643,497 and 4,545,959 shares issued and outstanding
at March 31, 2001 and December 31, 2000, respectively	19,026,939	18,599,618
Additional paid-in capital	1,130,716	1,328,922
Other comprehensive loss	(3,159,460)	--
Accumulated deficit	(13,074,130)	(12,484,763)
Total shareholders' equity	10,129,297	13,735,539
Total liabilities and shareholders' equity	$47,939,982	$45,449,320

See Notes to Consolidated Financial Statements.

STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2001	2000
Revenue
Oil and gas sales	$2,207,616	$1,451,410
Management fees and other revenue	68,245	15,369
Total revenue	2,275,861	1,466,779

Operating Expenses
Production costs	546,754	384,354
Exploration costs	144,894	24,890
Depreciation, depletion and amortization	784,444	800,042
Interest	819,173	528,730
Employee stock based compensation	(198,206)	--
General and administrative	542,765	368,504
Total operating expenses	2,639,824	2,106,520

Net Loss from Operations	(363,963)	(639,741)

Income Tax Benefit	--	--

Net Loss from Continuing Operations	$(363,963)	$(639,741)

Discontinued Operations
(Loss) income from operations of discontinued business segment	(34,613)	23,649

Net Loss	(398,576)	(616,092)

Basic Net Loss Per Common Share	(.13)	(.16)

Diluted Net Loss Per Common Share	(.13)	(.16)

See Notes to Consolidated Financial Statements

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2001	2000
Cash Flows From Operating Activities:
Net loss	$(398,576)	$(616,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization expense	784,444	800,042
Stock compensation expense	150,000	--
Stock-based compensation expense	(198,206)	--
Dry holes and abandonments	128,719	--
(Increase) decrease in assets:
Accounts receivable and due from partnerships	1,687,450	(148,382)
Other current assets	(3,661)	16,477
Other assets	(1,121)	(2,712)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(667,032)	(340,990)
Net cash provided by (used in) operating activities	1,482,017	(291,657)

Cash Flows From Investing Activities:
Purchase of proven properties	(2,334,620)	(1,916,364)
Purchase of wells and related equipment	(1,109,208)	(1,317,221)
Purchase of other property and equipment	(19,636)	(5,438)
Distributions from affiliated partnerships	--	115
Purchase of oil and gas leases	--	(77,925)
Net cash (used) in investing activities	(3,463,464)	(3,316,833)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	3,920,000	3,827,014
Payment of loan issue costs	(16,279)	(3,601)
Payments on long-term debt	(315,523)	(121,821)
Net cash provided by financing activities	3,588,198	3,701,592

Net increase in Cash and Cash Equivalents	1,606,751	93,102
Cash and Cash Equivalents - Beginning of period	3,628,995	1,242,095
Cash and Cash Equivalents - End of period	$5,235,746	$1,335,197

See Notes to Consolidated Financial Statements

Energy Search, Incorporated
Notes to Financial Statements March 31, 2001

Basis of Presentation

We prepared the condensed Balance Sheets as of March 31, 2001 and December 31, 2000, the Statements of Operations for the three-month periods ended March 31, 2001 and 2000 and the Statements of Cash Flows for the three-month periods ended March 31, 2001 and 2000.

In the opinion of management, we have made all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. You should read these condensed financial statements in conjunction with our audited financial statements for the year ended December 31, 2000 and notes thereto included in the Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001.

Effective January 1, 1998, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, unrealized gains from marketable securities and futures contracts, foreign currency translation adjustments and minimum pension liability adjustments.

The following table presents comprehensive income for the three-month period ended March 31, 2001:

Three Months Ended March 31, 2001
(In thousands)

Net loss	$(399)
Other comprehensive loss:
Change in value of outstanding hedge
positions	(645)
Comprehensive loss	$(1,044)

For the quarter ended March 31, 2000, there was no difference between our net income and total comprehensive income.

Beginning January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. At adoption, we recognized a derivative obligation and a reduction in other comprehensive income of approximately $3.8 million as a cumulative effect of accounting change for cash flow hedges. In order to mitigate the impact of market price fluctuations, we utilize hedge transactions (swap agreements) for a significant portion of our natural gas production. We have formally documented, designated, and assessed the effectiveness of transactions that receive hedge accounting. We believe our swaps are highly effective and therefore qualify as hedges under Statement of Financial Accounting Standards No. 133, as amended. Gains and losses on these hedges are deferred and included in other comprehensive income, until the contracts are settled at which time the gains and losses are offset against sales revenue on hedged production.

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

Overview

We are an independent oil and gas company organized as a Tennessee corporation in 1990 and engaged in and focused exclusively on the exploration, development, production and acquisition of natural gas properties and, to a limited extent, oil in the Appalachian Basin. Our emphasis is on natural gas, which makes up approximately 95% of our production. Current production exceeds 6.5 MMcfed. We expect our growth to be driven by development, exploitation and controlled exploration drilling on our existing properties and the continuation of our acquisition strategy in the Appalachian Basin region. However, our management is also open to exploring our potential for maximizing shareholder value through recapitalization, business combination or other strategic alternatives. We have over 400 developmental well sites to drill on existing leasehold acreage. Most of these sites are located in fields with established production histories.

In June of 1999, we entered into a credit financing transaction with Mirant. This credit facility currently has a credit limit of $75,000,000, upon which $32,888,993 was drawn down as of March 31, 2001. The Mirant credit facility is collateralized by a first lien on all of our oil and natural gas properties. Interest is payable at 11% per annum and Mirant receives a 3% overriding royalty interest on all of our oil and gas production. The most recent amendment to the Mirant credit facility dated December 1, 2000 eliminated any obligation for us to make scheduled principal payments pursuant to an amortization schedule. However, the amended Mirant credit facility calls for the application of funds of the Company as set forth in a business development schedule. In the event our revenues are in excess of expenses paid consistent with the development plan, the revenues in excess of said scheduled expenses will be applied to principal outstanding on the Mirant credit facility. The Mirant credit facility is accompanied by a preferred gas marketing arrangement whereby Mirant has the first option to purchase and market all natural gas produced from our wells, provided it can do so on purchase terms no less favorable than we could obtain marketing our own natural gas.

In connection with the Mirant credit facility, we granted 100,000 common stock purchase warrants to Mirant. These warrants are exercisable at any time until June 23, 2004 at an exercise price of $6.50 per warrant share, subject to downward adjustment if we issue stock in a transaction for less than $6.50 per share, in which case the exercise price will be the same as the lower issue price. As of March 31, 2001, the adjusted exercise price of these warrants was $4.00 per warrant share. We are committed to issue additional warrants to Mirant to prevent dilution if we split our stock, declare a stock dividend, recapitalize our company, engage in a business combination or issue new common stock in any other transaction. As of March 31, 2001, we are committed to issue approximately 42,965 additional warrant shares to Mirant pursuant to this adjustment.

During the year 2000, our Board of Directors undertook a process of evaluating strategic alternatives to maximize shareholder value. In connection with this process, we engaged, for a period of time, certain investment bankers to explore potential recapitalization and business combination strategies and alternatives. No strategic alternatives materialized in 2000, which were determined to be preferable to the continued implementation of our business plan. As the outlook for the natural gas industry and natural gas prices firmed in the latter part of 2000, our management undertook measures to prepare Energy Search for aggressive growth drilling and strategic acquisitions of producing properties with developmental potential. In connection with these measures, we expanded our Mirant credit facility and raised additional equity capital through the private placement of 9% redeemable convertible stock. During the first quarter of 2001 and continuing to present, management remains open to exploring with investment bankers and others alternatives for maximizing shareholder value through additional capitalizations, business combinations or otherwise.

Financial Condition

Total assets increased $2,490,662 or 5.5% from December 31, 2000 to March 31, 2001 primarily due to, a net increase in oil and gas properties of $2,570,928 and after offsetting decreases in other current assets and other assets of $77,038 and $3,228, respectively.

Current assets for the three-month period ended March 31, 2001 decreased $77,038 to $6,265,247, or a 1.2% decrease compared to current assets for the year ended December 31, 2000. The decrease in current assets is due primarily to a decrease of $541,355 in accounts receivable and $1,146,095 in stock subscriptions receivable and after an offsetting increase in cash (unrestricted and restricted) of $1,606,751 and other current assets of $3,661. Accounts receivable decreased $541,355 from the amount reported for the year ended December 31, 2000 to $963,835 for the three-month period ended March 31, 2001 or 35.9%. The decrease is due primarily to the collection of approximately $359,000 in March of proceeds paid by gas purchasers for February accrued production, a decrease in accounts receivable of approximately $88,000 and a decrease in commissions receivable of approximately $94,000 due to our discontinued brokerage service operations. Stock subscriptions receivable decreased $1,146,095 due to the collection of all proceeds from the private placement of 850,000 shares of 9% redeemable convertible preferred stock in the fourth quarter on 2000. Cash (unrestricted and restricted) increased $1,606,751 to $5,235,746 or 44.3% for the three-month period ended March 31, 2001 primarily due to the collection of preferred stock subscriptions receivable. Under the terms of the Mirant credit facility, we were required to establish a restricted cash account, which is maintained by Mirant. All oil and gas revenue proceeds and amounts from any loans are deposited to this account. We may submit requests for reimbursement from Mirant for certain operating expenses and principal and interest payments twice a month. Other current assets increased $3,661 from the amount reported for the year ended December 31, 2000 to $65,666 or 5.9% for the three-month period ended March 31, 2001 due primarily to an increase in prepaid expenses.

Net oil and gas properties for the three-month period ended March 31, 2001 increased $2,570,928 to $39,805,572 or 6.9% from the amount reported at December 31, 2000. The increase is primarily a result of continued successful drilling activity for our own account. Oil and gas properties, both tangible and intangible, are depreciated and depleted by the units of production method using estimates of proven reserves. Accumulated depreciation, depletion and amortization at March 31, 2001 increased approximately $774,181 to $9,244,618 or 8.7% from the amount reported at December 31, 2000. The increase is due primarily to an increase in depreciation, depletion and amortization. The increase is due to an increase in drilling activity, acquisitions of proven properties, and an increase in production. This increase should continue for the next six months as we are now in our drilling season.

In 1998, we initiated a consolidation strategy that involved acquiring the oil and gas reserves held by certain affiliated drilling partnerships for cash or our stock based on an independent valuation. The strategy was beneficial because it allowed us to consolidate the ownership of wells we operate and also should eliminate the administrative burden of managing, administrating, and in some cases, supporting the affiliated drilling partnerships. All of our 16 prior affiliated drilling partnerships have been consolidated as of December 31, 2000.

Proven properties for the three-month period ended March 31, 2001 increased $2,210,531 to $30,170,804 or 7.9% from the amount reported at December 31, 2000. The increase is primarily due to the cost of drilling wells of approximately $2,010,000, the capitalization of certain company costs directly related to the drilling of our wells of approximately $305,000, our purchase of oil and gas lease interests in proven properties of approximately $19,000, and after offsetting charges to expense of approximately $124,000 due to current year dry hole costs.

We increased capital expenditures for drilling and well related equipment from December 31, 2000 to March 31, 2001 in the amount of $1,104,578. The increase is primarily due to the cost of drilling and completing wells of approximately $842,000, costs associated with the expansion of our gas gathering systems of approximately $267,000, and after offsetting charges to expense of approximately $5,000 due to current year dry hole costs. We have drilled 13 net gas wells and 3 oil wells in the first quarter of 2001.

Total liabilities increased $6,096,904 or 19.2% from December 31, 2000 to March 31, 2001 due primarily to an increase in current liabilities and an increase in long-term debt of $2,467,514 and $3,629,390, respectively. In June 1999 we entered into the Mirant credit facility, which currently has an aggregate credit limit of $75,000,000. The Mirant credit facility is secured by a pledge of all of our oil and gas assets. At March 31, 2001, we had borrowed approximately $32,888,993 against the Mirant credit facility. See "--Cash Flows from Operations, Investing and Financing Activities" for further discussion.

Current liabilities increased $2,467,514 to $4,646,524 or 113.2% from December 31, 2000 to March 31, 2001 primarily due to an increase of $3,159,460 in derivative obligations and after an offsetting decrease in the current portion of long-term debt and accounts payable and accrued expenses of $24,913 and $667,033, respectively.

The current portion of long-term debt decreased approximately $24,913. The most recent amendment to the credit facility dated December 1, 2000 eliminated any obligation for us to make scheduled principal payments pursuant to an amortization schedule. However, the amended credit facility calls for the application of funds of the Company as set forth in a business development schedule. In the event our revenues are in excess of expenses paid consistent with the development plan, the revenues in excess of said scheduled expenses would be applied to principal. We have paid $297,365 of principal on the Mirant credit facility in the first quarter of 2001. However, due to the current development plan, management anticipates that the Company will be in a net borrowing situation for the year 2001. As a result, no principal payments have been classified as current for the quarter ended March 31, 2001.

Accounts payable and accrued expenses decreased $667,033 to $1,411,177 at March 31, 2001, a decrease of 32.1%. The decrease is primarily due to the payment of the December 31, 2000 year end accrual of officer's bonuses, commission expense related to the year end private placement of 9% preferred stock, severance wages, contractually due and owing relating to Mr. Remine's retirement, and the timing of the payment of year-end payables of approximately $173,000, $91,000, $62,000, and $341,000, respectively. See "--Liquidity and Capital Resources" for further discussion.

Long-term debt increased $3,629,390 from the amount reported at December 31, 2000 to $33,164,161 or 12.3% for the for the three-month period ended March 31, 2001 primarily due to the advances on the Mirant credit facility of approximately $3,920,000, payment of approximately $297,365 of principal on the Mirant credit facility as discussed above, payment of approximately $18,158 of principal on the SunTrust Bank note and a decrease in the current portion of the long-term debt portion of the SunTrust Bank note payable of approximately $24,913.

Results of Operations

For the three-month period ended March 31, 2001, we had a net loss after tax of $398,576, compared to a net loss after tax of $616,092 for the three-month period ended March 31, 2000.

Oil and gas revenue increased $756,206 to $2,207,616 for the three-month period ended March 31, 2001, an increase of 52.1% over that reported for the three-month period ended March 31, 2000. The increase in revenue is principally due to the increase in the average oil and gas prices that we received and to a lesser extent an increase in oil and natural gas production. Net average natural gas prices realized before hedge costs, as discussed below, increased approximately 136.6% from $2.92 per Mcfe for the three-month period ended March 31, 2000 to $6.91 per Mcfe for the same period in 2001. Current production is approximately 6.5 MMcfed and the net average gas price realized is approximately $6.20. Net production increased 5.6% from approximately 5.4 MMcfed for the three-month period ended March 31, 2000 to 5.7 MMcfed for the same period in 2001.

On July 1, 1999, we began a financial hedging program with respect to our sales of natural gas. We entered into a costless collar agreement to sell 3,850 MMBTU per day (January--March) and 4,900 MMBTU per day (April--June) with a put option of $2.45 and a call option of $2.88. There was no cost to us in the first quarter of 2000 as a result of this program.

On July 1, 2000, we entered a financial hedging program (the "Company Hedge Program") with respect to 4,000 MMBTU per day, which is approximately 67% of our current production, at a fixed price of $3.72 per MMBTU based on the TCO Appalachian Index. The hedge is for a period of two years. We paid approximately $1,343,760, which reduced oil and gas revenue in the first quarter of 2001. See "--Effects of Commodity Pricing and Inflation" for further discussion.

As discussed earlier, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, we are required to record our derivative instrument in the balance sheet as either an asset or liability measured at its fair value. At March 31, 2001, we have estimated our liability to record these natural gas swaps to be $3,159,460, with an offsetting entry included in Other Comprehensive Income, an equity account.

Given the Mirant credit facility, the resulting aggressive drilling activity and the recent acquisitions, management anticipates continued growth in oil and gas revenues. The continued growth of our oil and gas revenues and reserves will depend on future drilling success, access to capital and the pricing of our primary commodity product, natural gas.

Management fees and other revenue for the three-month period ended March 31, 2001 increased $52,876 to $68,245, an increase of 344.0% from the amount reported for the three-month period ended March 31, 2000. This increase is primarily due to an increase in interest income of $58,900 and after an offsetting decrease in management fees and other revenue of approximately $6,000. Interest income increased due to our interest-bearing cash balances as a result of the proceeds collected in the private placement of 9% preferred stock in the fourth quarter of 2000 and the first quarter of 2001. The decrease in management fees is a result of our purchase in 1999 and 2000 of the working interests owned by certain affiliated drilling partnerships. Pursuant to our affiliated partnership consolidation program, all of our 16 prior affiliated drilling partnerships have been consolidated and liquidated. Management fees previously were derived from services provided to affiliated drilling partnerships.

We did not sponsor an affiliated drilling partnership in 2000 and have no present intention to do so.

Total operating expenses increased $533,304 or 25.3% for the three-month period ended March 31, 2001 over the amount reported for the three-month period ended March 31, 2000. The increase in operating expenses is primarily due to an increase in production costs, exploration costs, general and administrative expenses, interest expense, and after offsetting decreases in depreciation, depletion and amortization, and employee stock-based compensation expense.

Production expenses increased $162,400 to $546,754 or 42.3% for the three-month period ended March 31, 2001 over the amount reported for the same period in 2000. Our aggressive drilling activity, our acquisitions of oil and gas proven properties, and our consolidation of affiliated partnerships have increased direct operating expenses. Production expenses increased primarily due to an increase in direct operating expenses and severance taxes due to increased production of approximately $79,000, an increase in pipeline and compressor additions and repairs and maintenance of approximately $44,000, and a decrease of approximately $39,000 in the amount of production costs capitalized to oil and gas properties due to the increased production in 2000, which resulted in an increased allocation of production wages to production expenses not drilling costs. Production expenses as a percentage of revenue decreased 6.4% from 26.5% in 2000 to 24.8% for the three-month period ended March 31, 2001. Management expects this trend to continue dependent on future drilling success and the pricing of our primary commodity product, natural gas.

Exploration expenses increased $120,004 over the amount reported at March 31, 2001 primarily due to dry hole costs of approximately $128,700.

Depreciation, depletion and amortization expense ("DD&A") decreased $15,598 or 1.9% for the three-month period ended March 31, 2001 over the amount reported for the same period in 2000. Oil and gas properties are depreciated and depleted by the units of production method using estimated of proven reserves.

Interest expense increased $290,443 to $819,173 or 54.9% for the three-month period ended March 31, 2001 over the amount reported for the same period in 2000 primarily due to an increase in interest expense of approximately $315,000 as a result of the Mirant credit facility and after an offsetting increase in the amount of interest expense capitalized to drilling costs of $20,000 due to the increased number of wells drilled in 2000.

General and administrative expenses increased $174,261 to $542,765 or 47.32% for the three-month period ended March 31, 2001 compared to the amount reported for the same period in 2000. This increase primarily is a result of an increase in stock compensation expense of $150,000, a decrease in geological and engineering costs of approximately $44,000 and a net decrease in the amount of general and administrative expenses capitalized to proved properties of approximately $77,000.

We recognized $198,206 in employee stock-based compensation income for the quarter ended March 31, 2001 due to the requirement to account for issued and outstanding employee stock options as variable. Additional income or expense will be recognized at each future reporting date based on the change in the intrinsic value of these options.

There was no income tax benefit or expense recognized in the first quarter of 2000 or 2001. Management believes that the time horizon for the realization of the deferred tax asset has become less certain and will not report additional deferred tax asset until the uncertainty is clarified. The income tax benefit recognized in 2000 was reduced by the recognition of a valuation allowance for deferred tax assets of $2,627,200.

Loss from discontinued operations increased $58,262 from income of $23,649 in 2000 to a loss of $34,613 for the three-month period ended March 31, 2001. In December 2000, management decided to discontinue our brokerage service operations, Equity Financial Corporation, and undertook the winding up of business affairs and the disposition of all related assets.

Cash Flow from Operations, Investing and Financing Activities

We provided $1,482,017 of net cash flow from operating activities for the three-month period ended March 31, 2001 and used $291,657 of net cash flow from operating activities for the same period in 2000 an increase in net cash flow of $1,773,674. Cash was absorbed by a loss of $398,576 for the three-month period ended March 31, 2001 compared to a loss of $616,092 for the three-month period ended March 31, 2000. These amounts are adjusted for certain non-cash items including depreciation, depletion and amortization of $784,444, dry hole costs of $128,719 and stock compensation expense of $150,000 for the three-month period ended March 31, 2001, which have reduced the net loss in arriving at net cash provided by operating activities. Depreciation, depletion and amortization of $800,042 have reduced the net loss in arriving at net cash used by operating activities for the three-month period ended March 31, 2000. Cash was provided by a decrease in accounts receivable of $1,687,450 due primarily to the collection of the proceeds raised from the private placement of preferred shares in the fourth quarter of 2000. Cash was used by a decrease in accounts payable and accrued expenses of $667,032, an increase in other current assets of $3,661, and an increase in other assets of $1,121 for the three-month period ended March 31, 2001. Cash was used by an increase in accounts receivable of $148,382 and in other assets of $2,712 and a decrease in accounts payable of $340,990 for the three-month period ended March 31, 2000. Cash was provided by a decrease in other current assets of $16,477 for the three-month period ended March 31, 2000.

Cash flows used for investing activities increased from $3,316,833 for the three-month period ended March 31, 2000 to $3,463,464 for the three-month period ended March 31, 2001. The primary investment activities for the three-month period ended March 31, 2001 were purchases of proven properties of $2,334,620, purchases of wells and related equipment of $1,109,208 and purchases of other property and equipment of $19,636. The primary investment activities for the three-month period ended March 31, 2000 were purchases of proven properties of $1,916,364, purchases of wells and related equipment of $1,317,221, purchases of other property and equipment of $5,438 and purchases of other oil and gas leases of $77,925. For that same period, the cash flows from investing activities were increased by distributions from affiliated drilling partnerships of $115.

Cash flows from financing activities decreased $113,394 from the amount reported at March 31, 2000 to $3,588,198 for the three-month period ended March 31, 2001. The significant sources of financing activities in 2000 were the funding of the Mirant credit facility in the amount of $3,827,014. The Mirant funds were used to fund the purchase of producing properties from Cabot Oil & Gas Corporation and to fund operations and developmental drilling on oil and gas properties in Ohio and West Virginia. See "--Liquidity and Capital Resources" for further discussion. The other significant uses of cash flows from financing activities were the payments on long-term debt of $16,821 and payments on notes payable of $35,000 to each of Messrs. Torrey, Cooper and Remine for the three-month period ended March 31, 2000. The notes payable to these officers were for their 1% working interests or rights to working interests in company wells and was paid in full in the second quarter of 2000. The significant source of financing activities in 2001 was the funding of the Mirant credit facility in the amount of $3,920,000. The other significant uses of cash flows from financing activities were the payments on long-term debt of $18,158 on the SunTrust note payable and $297,365 on the Mirant credit facility for the three-month period ended March 31, 2001. Due to the current development plan, management anticipates that the Company will be in a net borrowing situation for the year 2001. Other uses of cash flows were from payment of loan issue costs of $16,279 and $3,601 for the three-month period ended March 31, 2001 and 2000, respectively.

Liquidity and Capital Resources

The primary source of funds has been from borrowing against the Mirant credit facility of $3,920,000, cash flows from operations of approximately $1,482,000 and net proceeds from the issuance of preferred stock of approximately $1,055,000. The proceeds from this source have been used to fund our operations, acquisitions and developmental drilling activities in the southeastern Ohio and southern West Virginia areas.

We intend to fund budgeted capital expenditures in 2001 primarily from cash flow from operations and borrowings. We have in place the Mirant credit facility with a credit limit of up to $75,000,000 and upon which $32,888,993 was drawn down as of March 31, 2001. The Mirant credit facility is collateralized by a first lien on all of our oil and natural gas properties. Interest is payable at 11% per annum and Mirant receives a 3% overriding royalty interest on all of our oil and gas production. Mirant also received warrants to purchase an adjusted 142,965 shares of our common stock at an adjusted exercise price of $4.00 per share. The Mirant credit facility is accompanied by a preferred gas marketing arrangement which gives Mirant the first option to purchase and market all natural gas produced from our wells, provided it can do so on purchase terms no less favorable than we could obtain if we marketed our own natural gas.

We also have a note payable to SunTrust Bank with an outstanding principal balance of $351,054 as of March 31, 2001. The note is collateralized by non oil and gas equipment, payable in monthly installments of principal and interest at 7.75% per annum, with unpaid principal balance due December 5, 2003. We are subject to various loan covenants in connection with our credit facilities including requirements on tangible net worth, working capital, debt to tangible net worth, limits on partnership subsidies, restrictions on payment of dividends and general and administrative expenses.

We do not anticipate that we will realize any funds by the sponsoring of an affiliated drilling partnership in 2001.

We have experienced and expect to continue to experience substantial working capital requirements due primarily to our active exploration and development programs. We believe that cash flow from operations and borrowings under existing or contemplated additional credit facilities should allow us to implement our present business strategy in 2001. If sufficient capital resources are not available to us, our drilling of new wells and property development activities would be substantially reduced.

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

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds

Conversion of Preferred Stock to Common Stock

During the first quarter of the year 2001, 43,110 shares of 9% redeemable convertible preferred stock were converted by the holders, pursuant to the terms of such preferred stock, to an equal number of shares of our common stock.

Common Stock Dividends on Preferred Stock

As of March 31, 2001 we declared a common stock dividend on our 9% redeemable convertible preferred stock and have issued 29,928 shares of common stock to holders of our preferred stock in satisfaction of such dividend.

Adjustment to Mirant Common Stock Warrants

In connection with the Mirant credit facility, we originally granted 100,000 common stock purchase warrants to Mirant. These warrants are exercisable at any time until June 23, 2004, at an exercise price of $6.50 per warrant share, subject to downward adjustment if we issue stock in a transaction for less than $6.50 per share, in which case the exercise price will be the same as the lower issue price. As of March 31, 2001, the adjusted exercise price of these warrants was $4.00 per warrant share. We must also issue additional warrants to Mirant if we split our stock, declare a stock dividend, recapitalize our company, engage in a business combination or issue new common stock in any other transaction. As of March 31, 2001, we are committed to issue warrants to purchase approximately 42,965 additional shares to Mirant pursuant to this adjustment.

Outstanding Warrants

We have 1,100,000 Series A Warrants outstanding as of March 31, 2001. Each Series A Warrant entitles the holder thereof to purchase one share of common stock. The Series A Warrants were exercisable until January 30, 2002, unless earlier redeemed by us, for one share of common stock each, at an original exercise price of $9.60 per Warrant Share. The exercise price of the Series A Warrant has been subject to automatic adjustment in the event we issue additional shares of common stock. Based on additional issuance of our common stock since our initial public offering of common stock, the current adjusted exercise price of the Series A Warrant is $7.35 per warrant shares as of the date of this Form 10-QSB for the quarterly period ended March 31, 2001. The Series A Warrants are redeemable by us at $0.05 per warrant on thirty (30) days prior written notice provided that the closing sale price per share for the common stock has equaled or exceeded $16.00 for twenty (20) consecutive trading days within the thirty (30)-day period immediately preceding the notice.

Private Issuance of Common Stock to Legal Counsel

In January of 2001 we issued 3,000 shares of common stock to our legal counsel in connection with advisory service and counsel rendered. This issuance occurred under our 2001 Stock Option and Restricted Stock Plan for Outside Advisors and Consultants. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.	The following documents are filed as an exhibit to this report on Form 10- QSB:

Exhibit Number	Description

3.1	Fourth Amended and Restated Charter of the Registrant(1)
3.2	Articles of Amendment to Charter (2)
3.3	Bylaws of the Registrant(3)
4.1	Specimen of Common Stock Certificate(4)
4.2	Specimen of Redeemable Series A Common Stock Purchase Warrant Certificate(4)
4.3	Specimen of Underwriters' Warrant Certificate(4)
4.4	Charter (See Exhibits 3.1 and 3.2)
4.5	Bylaws (See Exhibit 3.3)
10.1	Beaver Coal Company Lease between Beaver Coal Company Limited and the Registrant, dated September 15, 1996(4)
10.2	Amended and Restated Employment Agreements with officers and key employees of the Registrant:
(a) John M. Johnston*(9)
(b) Charles P. Torrey, Jr.* (9)
(c) Richard S. Cooper*(9)
(d) Mitzi F. Anderson*(9)
10.3	Stock Option and Restricted Stock Plan of 1998, as amended(6)*
10.4	Form of Indemnification Agreement (1)*
10.5	1998 Stock Option and Restricted Stock Plan for Outside Advisors and Consultants(7)
10.6	Credit Agreement between the Registrant and Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.7	First Amendment to Credit Agreement between the Registrant and Southern Producer Services, L.P., dated as of October 21, 1999(5)
10.8

Mortgage, Deed of Trust, Assignment, Security Agreement and Financing Statement from the Registrant to Brian P. Shannon, David W. Stewart and Southern Producer Services, L.P., dated as of June 23, 1999(5)

10.9

Credit Line Deed of Trust, Assignment of Production, Security Agreement and Financing Statement from the Registrant to William C. Martin, trustee, and Southern Producer Services, L.P., dated as of June 23, 1999(5)

10.10	Pledge Agreement made by the Registrant in favor of Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.11	Warrant to Purchase Common Stock of the Registrant, expiring June 23, 2004(5)
10.12	Assignment and Conveyance of Overriding Royalty Interest between the Registrant and Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.13	Base Contract for Short-Term Sale and Purchase of Natural Gas between the Registrant and Southern Producer Services, L.P.(5)
10.14	Resignation, Severance Agreement and General Release with Robert L. Remine dated December 15, 2000*(9)
10.15	2001 Stock Option and Restricted Stock Plan for Outside Advisors and Consultants(9)
10.16	Fourth Amendment to Credit Agreement dated November 10, 2000(9)
10.17	Fifth Amendment to Credit Agreement dated December 1, 2000(9)
10.18	Irrevocable Proxy for Robert L. Remine's shares dated December 15, 2000(9)

_____________________

* Management contract or compensatory plan or arrangement

(1)	Previously filed with our Definitive Proxy Statement filed on April 28, 1998 with the Securities and Exchange Commission, and here incorporated by reference.

(2)	Previously filed with our Form 10-QSB for the quarter ended June 30, 1999, and here incorporated by reference.

(3)	Previously filed with our Form 10-QSB for the quarter ended June 30, 1998, and here incorporated by reference.

(4)	Previously filed with our Registration Statement on Form SB-2 (Registration No. 333-12755) filed with the Securities and Exchange Commission, and here incorporated by reference.

(5)	Previously filed with our Form 10-QSB for the quarter ended September 30, 1999, and here incorporated by reference.

(6)	Previously filed with our Definitive Proxy Statement filed on April 30, 1999 with the Securities and Exchange Commission, and here incorporated by reference.

(7)	Previously filed with our Form 10-QSB Quarterly Report for the quarter ended September 30, 1998, and here incorporated by reference.

(8)	Previously filed with our Form 10-KSB Annual Report for the fiscal year ended December 31, 1997, and here incorporated by reference.

(9)	Previously filed with our Form 10-KSB Annual Report for the fiscal year ended December 31, 2000, and here incorporated by reference.

(b) Reports on Form 8-K. The Company did not file a Form 8-K report during the three- month period ended March 31, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SEARCH, INCORPORATED

Date: May 14, 2001	By /s/ Richard S. Cooper Richard S. Cooper, President

Date: May 14, 2001	By /s/ Mitzi F. Anderson Mitzi F. Anderson, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Fourth Amended and Restated Charter of the Registrant(1)
3.2	Articles of Amendment to Charter (2)
3.3	Bylaws of the Registrant(3)
4.1	Specimen of Common Stock Certificate(4)
4.2	Specimen of Redeemable Series A Common Stock Purchase Warrant Certificate(4)
4.3	Specimen of Underwriters' Warrant Certificate(4)
4.4	Charter (See Exhibits 3.1 and 3.2)
4.5	Bylaws (See Exhibit 3.3)
10.1	Beaver Coal Company Lease between Beaver Coal Company Limited and the Registrant, dated September 15, 1996(4)
10.2	Amended and Restated Employment Agreements with officers and key employees of the Registrant:
(a) John M. Johnston*(9)
(b) Charles P. Torrey, Jr.* (9)
(c) Richard S. Cooper*(9)
(d) Mitzi F. Anderson*(9)
10.3	Stock Option and Restricted Stock Plan of 1998, as amended(6)*
10.4	Form of Indemnification Agreement (1)*
10.5	1998 Stock Option and Restricted Stock Plan for Outside Advisors and Consultants(7)
10.6	Credit Agreement between the Registrant and Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.7	First Amendment to Credit Agreement between the Registrant and Southern Producer Services, L.P., dated as of October 21, 1999(5)
10.8

Mortgage, Deed of Trust, Assignment, Security Agreement and Financing Statement from the Registrant to Brian P. Shannon, David W. Stewart and Southern Producer Services, L.P., dated as of June 23, 1999(5)

10.9

Credit Line Deed of Trust, Assignment of Production, Security Agreement and Financing Statement from the Registrant to William C. Martin, trustee, and Southern Producer Services, L.P., dated as of June 23, 1999(5)

10.10	Pledge Agreement made by the Registrant in favor of Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.11	Warrant to Purchase Common Stock of the Registrant, expiring June 23, 2004(5)
10.12	Assignment and Conveyance of Overriding Royalty Interest between the Registrant and Southern Producer Services, L.P., dated as of June 23, 1999(5)
10.13	Base Contract for Short-Term Sale and Purchase of Natural Gas between the Registrant and Southern Producer Services, L.P.(5)
10.14	Resignation, Severance Agreement and General Release with Robert L. Remine dated December 15, 2000*(9)
10.15	2001 Stock Option and Restricted Stock Plan for Outside Advisors and Consultants(9)
10.16	Fourth Amendment to Credit Agreement dated November 10, 2000(9)
10.17	Fifth Amendment to Credit Agreement dated December 1, 2000(9)
10.18	Irrevocable Proxy for Robert L. Remine's shares dated December 15, 2000(9)

___________________________

* Management contract or compensatory plan or arrangement

(1)	Previously filed with our Definitive Proxy Statement filed on April 28, 1998 with the Securities and Exchange Commission, and here incorporated by reference.

(2)	Previously filed with our Form 10-QSB for the quarter ended June 30, 1999, and here incorporated by reference.

(3)	Previously filed with our Form 10-QSB for the quarter ended June 30, 1998, and here incorporated by reference.

(4)	Previously filed with our Registration Statement on Form SB-2 (Registration No. 333-12755) filed with the Securities and Exchange Commission, and here incorporated by reference.

(5)	Previously filed with our Form 10-QSB for the quarter ended September 30, 1999, and here incorporated by reference.

(6)	Previously filed with our Definitive Proxy Statement filed on April 30, 1999 with the Securities and Exchange Commission, and here incorporated by reference.

(7)	Previously filed with our Form 10-QSB Quarterly Report for the quarter ended September 30, 1998, and here incorporated by reference.

(8)	Previously filed with our Form 10-KSB Annual Report for the fiscal year ended December 31, 1997, and here incorporated by reference.

(9)	Previously filed with our Form 10-KSB Annual Report for the fiscal year ended December 31, 2000, and here incorporated by reference.